Form 10QSB
period 2001-09-30
KINGTHOMASON GROUP INC
filed 2001-11-13
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                          The KingThomason Group, Inc.
             (Exact name of registrant as specified in its charter)

    Nevada                         333-60880                         73-1602395
--------------              ------------------------               -------------
  (state of                 (Commission File Number)               (IRS Employer
incorporation)                                                      I.D. Number)


                                  1205 Tedford
                            Oklahoma City, OK 73116
                                  405-848-0049
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [ ]      No  [X]

As of September 30, 2001, there were 1,687,500 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements


                          THE KINGTHOMASON GROUP, INC.
                          -----------------------------
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                 --------------

                                DECEMBER 31, 2000
                                -----------------
                                      AND
                                      ---
                               SEPTEMBER 30, 2001
                               ------------------

ASSETS
     Cash  -  on  deposit  in  trust  account                            $1,213
                                                                         ======


STOCKHOLDER'S  EQUITY

     Preferred  stock  -  Authorized  10,000,000  shares,
          $0.001  par  value  -  none  issued

     Common  stock  -  40,000,000  shares  authorized,
          $0.001  par  value,  1,687,500  shares  issued                  1,213
                                                                         ------

                                                                         $1,213
                                                                         ======











                  The accompanying notes are an integral part
                            of these balance sheets.

                          THE KINGTHOMASON GROUP, INC.
                          -----------------------------
                          (A Development Stage Company)

                            NOTES TO BALANCE SHEETS
                            -----------------------
                                DECEMBER 31, 2000
                                -----------------
                                      AND
                                      ---
                               SEPTEMBER 30, 2001
                               ------------------


(1)     ORGANIZATION

     The KingThomason Group, Inc. (the Company) was organized in accordance with the General Corporation Act of the State of Nevada on November 8, 2000, for the purpose of merging with KingThomason, Inc. (KingThomason), a Nevada corporation. The Company has no business operations or significant capital and has no intention of engaging in any active business until it merges with KingThomason. Should the merger not occur, the Company would seek other business opportunities, and if none were found, could be dissolved within 18 months by a vote of the majority of its common stockholders. The company is a development-stage company organized for the merger described below.

     The sole officer and director of the Company is a stockholder, president and director of SuperCorp Inc., the Company's parent.

     Stock of the Company is owned 77.8 percent by SuperCorp Inc. and 22.2 percent by one insider. The 77.8 percent of the stock owned by SuperCorp Inc. will be distributed to its stockholders upon the effectiveness of the registration statements to be filed with the Securities and Exchange Commission and a favorable vote of SuperCorp Inc.'s stockholders on the proposed merger. The distributed stock will initially be held in escrow according to an Escrow Agreement dated August 1, 2001, among SuperCorp Inc., the Company, and BancFirst, an Oklahoma banking corporation, of Oklahoma City, Oklahoma.

(2)     MERGER  AGREEMENT

     The Company agreed on January 15, 2001, to merge with KingThomason. KingThomason is an operating company in the business of designing and marketing insurance and financial services for niche markets. The Company will be the surviving corporation (Survivor), but KingThomason will elect all directors and officers of the Survivor. All currently outstanding stock of KingThomason in the hands of its stockholders will be cancelled and converted into 13,312,500 shares of Common Stock of the Company when the merger is effective. The merger of KingThomason and the Company should qualify as a nontaxable reorganization under the tax laws of the United States.

                          THE KINGTHOMASON GROUP, INC.
                          -----------------------------
                          (A Development Stage Company)

                            NOTES TO BALANCE SHEETS
                            -----------------------
                                DECEMBER 31, 2000
                                -----------------
                                      AND
                                      ---
                               SEPTEMBER 30, 2001
                               ------------------


     The merger is contingent upon the effectiveness of the registration statements, and upon the stockholders of the Company and KingThomason approving the proposed merger. Because the Company is only a corporate shell and not an operating entity, the proposed merger will be accounted for as if KingThomason recapitalized. Additionally, the historical financial statements for the Company prior to the merger will be those of KingThomason. Upon completion of the proposed merger, KingThomason will own 13,312,500 shares of Common Stock of the Company or 88.75% of its voting shares. The fiscal year of the Company will be December 31.

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
Results  of     Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     OVERVIEW

     Our company and KingThomason, Inc., a Nevada corporation, are preparing to vote on a proposed merger between the two corporations. Our company will be the surviving corporation, but the shareholders of KingThomason, Inc. will own 88.75 percent of the outstanding shares should they vote to approve the proposed merger, and the business and management of the company shall be the present business and management of KingThomason, Inc. Our principal shareholder, SuperCorp Inc., will distribute to its 600 shareholders the 1,312,500 shares of our common stock it owns, which distribution will provide the foundation for a public market in our common stock.




Item  6.          Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

          The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit                              Item
     -------                              ----

       2          -     Agreement  of  Merger  of  January 15, 2001, between The
                        KingThomason  Group,  Inc.  and  KingThomason,  Inc.*

       3.1        -     Articles  of  Incorporation  of  The KingThomason Group,
                        Inc.*

       3.2        -     Bylaws  of  The  KingThomason  Group,  Inc.*

       3.3        -     Articles  of  Incorporation  of  KingThomason,  Inc.,  a
                        Nevada  corporation.*

       3.4        -     Bylaws  of  KingThomason,  Inc., a Nevada corporation.*

      10          -     Escrow  Agreement  among  The  KingThomason Group, Inc.;
                        SuperCorp Inc.; and BancFirst, an Oklahoma banking corporation, of Oklahoma City, Oklahoma.**

      10.1        -     2000  Stock  Option Plan adopted by KingThomason, Inc.*

      10.2        -     Representative  agreement among certain  stockholders of
                        SuperCorp relating to compliance  with  SEC  Rule  419.*

      10.3        -     Royalty  Agreement  for   Association  Program   between
                        KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

      10.4        -     Payor   Agreement   between   KingThomason,   Inc.,    a
                        California   corporation,  and   California   Foundation
                        for  Medical  Care.*

      10.5        -     Executive  General  Agent Agreement between KingThomason
                        Insurance   Company,  Inc.   and  Jefferson  Pilot  Life
                        Insurance  Company.*

      10.6        -     Payor  Agreement  between  KingThomason,  Inc. (National
                        Limo Group) and California Foundation for Medical Care.*

      10.7        -     2001  Stock  Option  Plan  adopted  by  The KingThomason
                        Group, Inc.

      16.1        -     Letter  of  October 9, 2001  of Coates Accountancy Corp.
                        agreeing  with  the  statements  made  in  a Form S-4 by
                        KingThomason,  Inc.   concerning   KingThomason,  Inc.'s
                        change  of  principal  independent  accountants.*+

      23.5        -     Consent  of  T.E. King III to serve as a director of The
                        KingThomason Group, Inc. should the proposed merger with KingThomason, Inc. become effective.*

      23.6        -     Consent  of  Tom Thomason  to serve as a director of The
                        KingThomason Group, Inc. should the proposed merger with KingThomason, Inc. become effective.*

     * Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22,
2001;  incorporated  herein.


 (b)     Forms  8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November  5,  2001                    The  KingThomason  Group,  Inc.


                                             By:/s/  John  E.  Adams
                                             -----------------------------------
                                             John  E.  Adams,  President

                          THE KINGTHOMASON GROUP, INC.
                             2001 STOCK OPTION PLAN


     1. Purposes of the Plan. The purposes of this 2001 Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees and Consultants of the Company and its Subsidiaries and to promote the success of the Company's business. Options granted under this Plan may be incentive stock options (as defined under Section 422 of the Code) or nonqualified stock options, as determined by the Option Committee at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code, as amended, and the regulations promulgated thereunder.

     2.   Definitions.   As used  herein, the following definitions shall apply:

          2.1 "Option Committee" means the Board or any of its committees, as applicable, that is administering the Plan pursuant to Section 4 of the Plan.

          2.2     "Board"  means  the  Board  of  Directors  of  the  Company.

          2.3     "Code"  means  the  Internal Revenue Code of 1986, as amended.

          2.4     "Company"  means  THE  KINGTHOMASON  GROUP,  INC.,   a  Nevada
corporation.

          2.5 "Consultant" means any consultant or advisor to the Company or any Parent or Subsidiary and any director of the Company whether compensated for such services or not, but not including any Employee.

          2.6 "Continuous Status as an Employee" means the absence of any interruption or termination of the employment relationship by the Company or any Subsidiary. Continuous Status as an Employee shall not be considered interrupted in the case of: (i) any leave of absence approved by the Board, including sick leave, military leave, or any other personal leave; provided, however, that for purposes of Incentive Stock Options, such leave is for a period of not more than 90 days, unless reemployment upon the expiration of such leave is guaranteed by contract or statute, or unless provided otherwise pursuant to Company policy adopted from time to time; or (ii) in the case of transfers between locations of the Company or between the Company, its Subsidiaries or its successors.

          2.7     "Employee" means any person, including officers and directors,

                                                                    Exhibit 10.7
                                                              Page 1 of 16 Pages
employed by the Company or any Parent or Subsidiary of the Company. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

          2.8 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          2.9 "Fair Market Value" means, as of any date, the value of Stock determined as follows:

                   2.9.1 If the Stock is listed on any established stock exchange or a national market system including without limitation the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation ("Nasdaq") System, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported, as quoted on such system or exchange or the exchange with the greatest volume of trading in Stock for the last market trading day prior to the time of determination) as reported in the Wall Street Journal or such other source as the Option Committee deems reliable;

                   2.9.2 If the Stock is quoted on Nasdaq SmallCap (but not on the National Market System) or regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high and low asked prices for the Stock; or

                   2.9.3 In the absence of an established market for the Stock, the Fair Market Value thereof shall be determined in good faith by the
Option  Committee.

          2.10 "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

          2.11 "Nonqualified Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

          2.12     "Option"  means  a stock option granted pursuant to the Plan.

          2.13     "Optioned  Stock"  means  the  Stock  subject  to  an Option.

          2.14 "Optionee" means an Employee or Consultant who receives an Option.

          2.15     "Parent"  means   a  "parent  corporation,"  whether  now  or
hereafter  existing,  as  defined  in  Section  424(e)  of  the  Code.

          2.16     "Plan"  means  this  2001  Stock  Option  Plan.

          2.17 "Share" means a share of the Stock, as adjusted in accordance with Section 13 of the Plan.

                                                                    Exhibit 10.7
                                                              Page 1 of 16 Pages

          2.18 "Stock" means the Common Stock, par value $.001 per share, of the Company.

          2.19 "Subsidiary" means a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code.

     3. Stock Subject to the Plan. Subject to the provisions of Section 13 of the Plan, the maximum number of shares of Stock which may be optioned and sold under the Plan is 2,000,000 shares. The shares may be authorized, but unissued, or reacquired Stock. If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for future grant under the Plan.

     4.     Administration  of  the  Plan.

            4.1 Administration By Board or Committee. The Plan shall be administered by (a) the Board or (b) a committee designated by the Board to administer the Plan, which committee shall be constituted in such a manner as to permit the Plan to comply with Rule 16b-3 promulgated under the Exchange Act or any successor thereto ("Rule 16b-3") with respect to a plan intended to qualify thereunder as a discretionary plan. Once appointed, such committee shall continue to serve in its designated capacity until otherwise directed by the Board. From time to time the Board may increase the size of the committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies, however caused, and remove all members of the committee and thereafter directly administer the Plan, all to the extent permitted by Rule 16b-3 with respect to a plan intended to qualify thereunder as a discretionary plan.

            4.2 Limitation on Administration by Board. Notwithstanding the foregoing, the Plan shall not be administered by the Board if (a) the Company and its officers and directors are then subject to the requirements of Section 16 of the Exchange Act and (b) the Board's administration of the Plan would prevent the Plan from complying with Rule 16b-3.

            4.3 Multiple Administrative Bodies. If permitted by Rule 16b-3, the Plan may be administered by different bodies with respect to directors, non-director officers and Employees who are neither directors nor officers.

            4.4 Powers of the Option Committee. Subject to the provisions of the Plan and in, the case of a committee, the specific duties delegated by the Board to such committee, the Option Committee shall have the authority, in its discretion:

                                                                    Exhibit 10.7
                                                              Page 3 of 16 Pages

                    4.4.1 to determine whether and to what extent Options shall be granted hereunder;

                    4.4.2 to select the officers, Consultants and Employees to whom Options may from time to time be granted hereunder;

                    4.4.3 to determine the number of shares of Stock to be covered by each such award granted hereunder;

                    4.4.4 to determine the Fair Market Value of the Stock, in accordance with Section 2.9 of the Plan;

                    4.4.5  to approve forms of agreement for use under the Plan;

                    4.4.6 to determine the terms and conditions, not inconsistent with the terms of the Plan, of any award granted hereunder (including, but not limited to, the per share exercise price for the Shares to be issued pursuant to the exercise of an Option and any restriction or limitation, or any vesting, acceleration or waiver of forfeiture restrictions regarding any Option or other award and/or the shares of Stock relating thereto, based in each case on such factors as the Option Committee shall determine, in its sole discretion);

                    4.4.7 to determine whether and under what circumstances an Option may be bought-out for cash under subsection 10.4;

                    4.4.8 to determine whether, to what extent and under what circumstances Stock and other amounts payable with respect to an award under this Plan shall be deferred either automatically or at the election of the participant (including providing for and determining the amount, if any, of any deemed earnings on any deferred amount during any deferral period); and

                    4.4.9 to reduce the exercise price of any Option to the then current Fair Market Value if the Fair Market Value of the Stock covered by such Option shall have declined since the date the Option was granted.

            4.5 Effect of Option Committee's Decision. All decisions, determinations and interpretations of the Option Committee shall be final and binding on all Optionees and any other holders of any Options. Neither the Board, the Committee, nor any member thereof shall be liable for any act, omission, interpretation, construction or determination made in connection with the Plan in good faith, and the members of the Board and of the Committee shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including counsel fees) arising therefrom to the full extent permitted by law.

                                                                    Exhibit 10.7
                                                              Page 4 of 16 Pages

     5.     Eligibility.

            5.1 Nonqualified Stock Options may be granted to Employees and Consultants. Incentive Stock Options may be granted only to Employees. An Employee or Consultant who has been granted an Option may, if he is otherwise eligible, be granted an additional Option or Options.

            5.2 Each Option shall be designated in the written option agreement as either an Incentive Stock Option or a Nonqualified Stock Option. However, notwithstanding such designations to the extent that the aggregate Fair Market Value of the Shares, with respect to which Options designated as Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under all plans of the Company or any Parent or Subsidiary), exceeds $100,000, such excess Options shall be treated as Nonqualified Stock Options. For this purpose, Incentive Stock Options shall be taken into account in the order in which they were granted, and the Fair Market Value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

            5.3 The Plan shall not confer upon any Optionee any right with respect to continuation of employment or consulting relationship with the Company, nor shall it interfere in any way with his right or the Company's right to terminate his employment or consulting relationship at any time, with or without cause, unless otherwise agreed in writing by the Company and such Optionee.

     6. Term of Plan. The Plan shall become effective upon its adoption by the Board of Directors subject only to approval by the holders of a majority of the outstanding Shares within 12 months after such date. Should the Plan not be approved by a vote of shareholders as specified above, the Plan shall terminate 12 months after the effective date, all options issued prior to that termination date shall continue in effect but without the benefits that would accrue under the Code or the Act from such shareholder approval. Otherwise, it shall continue in effect until ten years from the effective date, unless extended by the Board or sooner terminated under Section 15 of the Plan. No grants of Options will be made pursuant to the Plan after termination of the Plan.

     7. Term of Option. The term of each Option shall be the term stated in the Option Agreement; provided, however, that in the case of an Incentive Stock Option, the terms shall be no more than 10 years from the date of grant thereof or such shorter term as may be provided in the Option Agreement. However, in the case of an Option granted to an Optionee who, at the time the Option is granted, owns Stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Option shall be five years from the date of grant thereof or such shorter term as may be provided in the Option Agreement.

                                                                    Exhibit 10.7
                                                              Page 5 of 16 Pages

     8.     Option  Exercise  Price  and  Consideration.

            8.1 The per share exercise price for the Shares to be issued pursuant to exercise of an Option shall be such price as is determined by the Option Committee; provided, however, that as to an Incentive Option:

                  8.1.1 granted to an Employee who, at the time of the grant of such Incentive Stock Option, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

                  8.1.2 granted to any other Employee, the per Share exercise price shall be no less than 100% of the Fair Market Value per Share on the date of grant.

            8.2 The consideration to be paid for the Shares to be issued upon exercise of an Option may be paid by certified or cashier's check. In the discretion of the Option Committee as set forth in the Option Agreement or, except for Incentive Options, determined at the time of exercise, payment may also be made by any or all of the following:

                  8.2.1  check,

                  8.2.2  promissory  note,

                  8.2.3 other shares of the Company's capital stock which (a) in the case of shares of the Company's capital stock acquired upon exercise of an Option either have been owned by the Optionee for more than six months on the date of surrender or were not acquired, directly or indirectly, from the Company, and (b) have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares to which said Option shall be exercised,

                  8.2.4 authorization for the Company to retain from the total number of Shares as to which the Option is exercised that number of Shares having a Fair Market Value on the date of exercise equal to the exercise price for the total number of Shares as to which the Option is exercised,

                  8.2.5 delivery of a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company the amount of sale or loan proceeds required to pay the exercise price, or

                  8.2.6  such other consideration and  method of payment for the

                                                                    Exhibit 10.7
                                                              Page 6 of 16 Pages
issuance  of  Shares  to  the  extent  permitted  under  applicable  laws.

     9. Limitation on Exercise. The following limitations on exercise of Options shall apply to all Incentive Options and, except to the extent waived by the Option Committee and stated in the Option Agreement, to all other Options.

            9.1 Termination of Employment. In the event of termination of an Optionee's relationship as a Consultant (unless such termination is for purposes of becoming an Employee of the Company) or on termination of an Optionee's Continuous Status as an Employee with the Company (as the case may be), such Optionee may, but only within 90 days (or, as to Options other than Incentive
Options, such longer period of time as is determined by the Option Committee) after the date of such termination, but in no event later than the expiration date of the term of such Option as set forth in the Option Agreement, exercise his Option to the extent that Optionee was entitled to exercise it at the date of such termination. To the extent that Optionee was not entitled to exercise the Option at the date of such termination, or if Optionee does not exercise such Option to the extent so entitled within the time specified herein, the Option shall terminate.

            9.2   Disability  of  Optionee.  Notwithstanding  the  provisions of
Section 9.1 above, in the event of termination of an Optionee's relationship as a Consultant or Continuous Status as an Employee as a result of his total and permanent disability (as defined in Section 22(e)(3) of the Code), Optionee may, but only within 12 months from the date of such termination and in no event later than the expiration date of the term of such Option as set forth in the Option Agreement, exercise the Option to the extent otherwise entitled to exercise it at the date of such termination. To the extent that Optionee was not entitled to exercise the Option at the date of termination, or if Optionee does not exercise such Option to the extent so entitled within the time specified herein, the Option shall terminate.

            9.3 Death of Optionee. In the event of the death of an Optionee, the Option may be exercised, at any time within 12 months following the date of death (but in no event later than the expiration date of the term of such Option as set forth in the Option Agreement), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent the Optionee was entitled to exercise the Option at the date of death. To the extent that the Optionee was not entitled to exercise the Option at the date of termination, or if the Optionee's estate (or such other person who acquired the right to exercise the Option) does not exercise such Option to the extent so entitled within the time specified herein, the Option shall terminate.

     10.    Exercise  of  Option.

                                                                    Exhibit 10.7
                                                              Page 7 of 16 Pages

            10.1 Procedure for Exercise; Rights as a Stockholder. An Option shall be deemed to be exercised, and the Optionee deemed to be a stockholder of the Shares being purchased upon exercise, when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 8.2 of the Plan. An Option may not be exercised for a fraction of a Share.

            10.2 Effect on Number of Shares. Exercise of an Option in any manner shall result in a decrease in the number of shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

            10.3 Rule 16b-3. Options granted to persons subject to Section 16(b) of the Exchange Act must comply with the Rule 16b-3 and shall contain such additional conditions or restrictions as may be required thereunder to qualify for the maximum exemption from Section 16 of the Exchange Act with respect to Plan transactions.

            10.4 Buyout Provisions. The Option Committee may at any time offer to buy out for a payment in cash or Shares, an Option previously granted, based on such terms and conditions as the Option Committee shall establish and communicate to the Optionee at the time that such offer is made.

     11. Non-Transferability of Options. The Options may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

     12.    Stock  Withholding  to  Satisfy  Withholding  Tax  Obligations.

            12.1 At the discretion of the Option Committee, Optionees may satisfy withholding tax obligations as provided in this paragraph. When an Optionee incurs tax liability in connection with an Option, which tax liability is subject to tax withholding under applicable tax laws, and the Optionee is obligated to pay the Company an amount required to be withheld under applicable tax laws, the Optionee may satisfy the withholding tax obligation by electing to have the Company withhold from the Shares to be issued upon exercise of the Option, that number of Shares having a Fair Market Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined (the "Tax Date").

                                                                    Exhibit 10.7
                                                              Page 8 of 16 Pages

            12.2 All elections by an Optionee to have Shares withheld for this purpose shall be made in writing in a form acceptable to the Option Committee and shall be subject to the following restrictions:

                   12.2.1 the election must be made on or prior to the applicable Tax Date;

                   12.2.2 once made, the election shall be irrevocable as to the particular Shares of the Option as to which the election is made;

                   12.2.3 all elections shall be subject to the consent or disapproval of the Option Committee; and

                   12.2.4 if the Optionee is subject to Rule 16b-3, the election must comply with the applicable provisions of Rule 16b-3 and shall be subject to such additional conditions or restrictions as may be required thereunder to qualify for the maximum exemption from Section 16 of the Exchange Act with respect to Plan transactions.

            12.3 In the event the election to have Shares withheld is made by an Optionee, the Tax Date is deferred under Section 83 of the Code and no election is filed under Section 83(b) of the Code, the Optionee shall receive the full number of Shares with respect to which the Option is exercised but such Optionee shall be unconditionally obligated to tender back to the Company the proper number of Shares on the Tax Date.

     13. Changes in the Company's Capital Structure. The existence of outstanding Options shall not affect in any way the right or power of the Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bond, debentures, preferred or prior preference stock ahead of or affecting the Stock or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise; subject to the following:

            13.1 If the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the Stock outstanding, without receiving compensation therefor in money, services or property, then (a) the number, class, and per share price of shares of Stock subject to outstanding Options hereunder shall be appropriately adjusted in such a manner as to entitle an Optionee to receive upon exercise of an Option, for the same aggregate cash consideration, the same total number and class of shares as he would have

                                                                    Exhibit 10.7
                                                              Page 9 of 16 Pages
received had he exercised his Option; (b) the number and class of shares of Stock then reserved for issuance under the Plan shall be adjusted by substituting for the total number and class of shares of Stock then reserved that number and class of shares of stock that would have been received by the owner of an equal number of outstanding shares of each class of Stock as the result of the event requiring the adjustment.

            13.2 Unless otherwise expressly provided in an Option Agreement, upon a Corporate Change (as defined below), notwithstanding any other term of this Plan, any and all outstanding Options not fully vested and exercisable shall vest in full and be immediately exercisable, and any other restrictions on such Options including, without limitation, requirements concerning the achievement of specific goals shall terminate. The foregoing shall apply to Incentive Options, unless stated to the contrary in the Option Agreement, even though the effect may be to convert part of the Option to a Nonqualified Option.

            13.3 As used in this Plan, a "Corporate Change" shall be deemed to have occurred upon, and shall mean (a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange
Act) (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 80% or more of either (i) the then outstanding shares of Stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following transactions shall not constitute a Corporate Change: (u) any acquisition by virtue of the conversion of preferred stock of the Company outstanding on the effective date hereof; (v) customary transactions with and between underwriters and selling group members with respect to a bona fide public offering of securities, (w) any acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege),
(x) any acquisition by the Company, (y) any acquisition by any employee benefit plan(s) (or related trust(s)) sponsored or maintained by the Company or any corporation controlled by the Company or (z) any acquisition by any entity pursuant to a reorganization, merger or consolidation, if, immediately following such reorganization, merger or consolidation the conditions described in clauses
(i), (ii) and (iii) of clause (b) of this paragraph are satisfied; or (b) the approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, unless immediately following such reorganization, merger or consolidation (i) more than 60% of, respectively, the then outstanding shares of common stock (or other equivalent securities) of the entity resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such entity entitled to vote generally in the election of directors (or other similar governing body) is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation of the Outstanding Company Common Stock and Outstanding Company

                                                                    Exhibit 10.7
                                                             Page 10 of 16 Pages

Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan(s) (or related trust(s)) of the Company and/or its subsidiaries or such entity resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 80% or more of the Outstanding Company Common Stock or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 80% or more of, respectively, the then outstanding shares of common stock (or other equivalent securities) of the entity resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such entity entitled to vote generally in the election of directors (or other similar governing body) and (iii) at least a majority of the members of the board of directors (or other similar governing body) of the entity resulting from such reorganization, merger or consolidation were members of the Incumbent Board (as defined below) at the time of the execution of the initial agreement providing for such reorganization, merger on consolidation. The "Incumbent Board" shall mean individuals who as of the effective date hereof constitute the Company's Board of Directors; provided, however, that any individual becoming a director subsequent to such date whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either (i) an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act), or an actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Company's Board of Directors or (ii) a plan or agreement to replace a majority of the members of the Board of Directors then comprising the Incumbent Board.

            13.4 The Company intends that this Section shall comply with the requirements of Rule 16b-3 and any future rules promulgated in substitution therefor under the Exchange Act during the term of the Plan. Should any provision of this Section not be necessary to comply with the requirements of Rule 16b-3 or should any additional provisions be necessary for this Section to comply with the requirements of Rule 16b-3, the Board of Directors may amend the Plan to add to or modify the provisions of the Plan accordingly.

                                                                    Exhibit 10.7
                                                             Page 11 of 16 Pages

            13.5 Except as hereinbefore expressly provided, the issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number, class, or price of shares of Stock then subject to outstanding Options.

     14. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Option Committee makes the determination granting such Option, or such other date as is determined by the Option Committee. Notice of the determination shall be given to each Employee or Consultant to whom an Option is so granted within a reasonable time after the date of such grant.

     15.    Amendment  and  Termination  of  the  Plan.

            15.1 Amendment and Termination. The Board may at any time amend, alter, suspend or discontinue the Plan, but no amendment, alteration, suspension or discontinuation shall be made which would impair the rights of any Optionee under any grant theretofore made, without his or her consent. In addition, to the extent necessary and desirable to comply with Rule 16b-3 under the Exchange Act or with Section 422 of the Code (or any other applicable law or regulation, including the applicable requirements of the NASD or an established stock exchange), the Company shall obtain stockholder approval of any Plan amendment in such a manner and to such a degree as required.

            15.2 Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

     16.    Conditions  Upon  Issuance  of  Shares.

            16.1 Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

                                                                    Exhibit 10.7
                                                             Page 12 of 16 Pages

            16.2 As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

     17.    Reservation  of Shares.   The Company, during the term of this Plan,
will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

     18. Information to Optionees. The Company shall provide to each Optionee, during the period for which such Optionee has one or more Options outstanding, copies of all annual reports and other information which are generally provided to all stockholders of the Company. The Company shall not be required to provide such information to persons whose duties in connection with the Company assure their access to equivalent information.

     19. Governing Law; Construction. All rights and obligations under the Plan shall be governed by, and the Plan shall be construed in accordance with, the laws of the State of Nevada without regard to the principals of conflicts of laws. Titles and headings to Sections herein are for purposes of reference only, and shall in no way limit, define or otherwise affect the meaning or interpretation of any provisions of the Plan.

     ADOPTED  by  the  Directors  on  November  8,  2001.

     APPROVED  by  the  Shareholders  on  November  8,  2001.









                                                                    Exhibit 10.7
                                                             Page 13 of 16 Pages

                               KINGTHOMASON, INC.
                             STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT (the "Agreement") is made this ____ day of [___________], [2001] (the "Date of Grant"), between THE KINGTHOMASON GROUP, INC., a Nevada corporation (the "Company"), and [_________] , a resident of ______________ (the "Optionee").

                              W I T N E S S E T H:
                              --------------------

     WHEREAS, under the terms and conditions of the Company's 2001 Stock Option Plan (the "Plan"), a copy of which is attached hereto, Optionee has been granted, effective the Date of Grant, an option to purchase shares of the Company's Common Stock, $0.001 par value ("Common Stock");

     WHEREAS, the Company considers that its interests will be served by granting Optionee an option to purchase shares of Common Stock as an inducement for Optionee's continued and effective performance of services to the Company;

     NOW, THEREFORE, in consideration of the covenants and agreements herein contained, the parties hereto hereby agree as follows:

     1. Subject to the terms and conditions set forth in this Agreement and in the Plan, which is hereby incorporated herein by reference, the Company hereby grants to Optionee the option (the "Option") to purchase up to, but not exceeding in the aggregate, [________] shares of Common Stock at a price of $[___] per share (the "Option Price"), subject to adjustment as provided in
Section  13  of  the  Plan.

     2.     The  type  of  Option  and  term  are  as  indicated  below:

     This   Option  is  intended  to  be  an "incentive stock option" within the
-----       meaning  of  Section 422A  of the Internal Revenue Code  of 1986, as
            amended, is issued to Optionee as an Employee and shall extend for a maximum term of 10 years from the Date of Grant.

     This   Option is  not intended to be an "incentive stock option" within the
-----       meaning  of Section  422A  of the  Internal Revenue Code of 1986, as
            amended, is issued  to  Optionee  as  an:

                 Employee
            -----

                 Consultant  providing  services  as
            -----                                   ---------------

     3.     The  Option  may  be  exercised  in  whole  or  in  part as follows:

                                                                    Exhibit 10.7
                                                             Page 14 of 16 Pages

            3.1   The  Option   may  be  exercised   on  [Date]with  respect  to
[________]  of  the  aggregate  number  of  shares  subject  to  the  Option;

            3.2 After the expiration of each annual anniversary of the date set forth in paragraph 3.1, the Option may be exercised with respect to an additional [_________] of the aggregate number of shares subject to the Option, so that after the expiration of the [______] anniversary of the date set forth in paragraph 3.1, the Option shall be exercisable in full;

            3.3 To the extent not exercised, installments shall be cumulative and may be exercised in whole or in part until the Option expires.

     4. Exercise of the Option by Optionee shall be made pursuant to the terms of Section 10 of the Plan.

     5. Upon severance of the affiliation of Optionee with the Company, including due to death, the Option shall terminate in accordance with Section 9 of the Plan.

     6. As indicated below, this option is or is not subject to additional terms set forth on Exhibit A hereto, which terms shall supersede any contrary provision of the Agreement but shall not supersede any mandatory provision of the Plan:

                 Exhibit  A  attached.
            -----

                 No  Exhibit  A.
            -----

     7. The Option shall not be transferable by Optionee otherwise than by will or under the laws of descent and distribution or pursuant to a qualified domestic relations order, and shall be exercisable during Optionee's lifetime only by Optionee.

     8. The Option shall not be exercisable until compliance with all applicable laws.

     9. This Agreement may not be modified or terminated except by an agreement in writing signed by the party against whom enforcement of any such modification or termination is sought.

     10. The grant of the Option imposes no obligation on the Company to be affiliated with or continue to be affiliated with Optionee; and the right of the Company to terminate the affiliation of Optionee shall not be diminished or affected by reason of the fact that the Option has been granted to Optionee.

     11.    Optionee shall not  have any rights as a stockholder with respect to

                                                                    Exhibit 10.7
                                                             Page 15 of 16 Pages
any shares covered by the Option until the date of issuance of a stock certificate or certificates to Optionee for such shares following Optionee's exercise of the Option, in whole or in part, pursuant to its terms and conditions and payment for the shares.

     12. In the event of any difference of opinion between Optionee and the Company concerning the meaning or effect of the Plan, such difference shall be resolved by the Board of Directors of the Company.

     13. The validity, construction and performance of this Agreement shall be governed by and construed in accordance with the laws of the State of Nevada. The invalidity of any provision of this Agreement shall not affect the validity of any other provision.

     14. All offers, notices, demands, requests, acceptances or other communications hereunder shall be in writing to the following addresses or such other address as either party may hereafter designate in writing to the other:

     If  to  the  Company:               If  to  the  Optionee:

     The  KingThomason  Group,  Inc.     -------------------------------
     1205  Tedford                       -------------------------------
     Oklahoma  City,  OK  73116          -------------------------------

     15.    This  Agreement  shall,   except  as  herein stated to the contrary,
inure to the benefit of and be binding upon the legal representatives, successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered as of the day and year first above written.

 THE  KINGTHOMASON  GROUP,  INC.          OPTIONEE:



By:                                       Signature
   ----------------------------                    -----------------------------
   John E. Adams, President





                                                                    Exhibit 10.7
                                                             Page 16 of 16 Pages