Form 10KSB
period 2001-12-31
KINGTHOMASON GROUP INC
filed 2002-02-26
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                          3180 Crow Canyon Place, #205
                              San Ramon, CA 94583
                                  925-905-5630
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $188,915

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60: $55,943

As of February 4, 2002, there were 15 million shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]   No [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Item  1   Description  of  Business                                           1
          Business  Development                                               1
          Our  Business                                                       1
          Revenue  by  Sectors                                                4
          Distribution  Methods                                               4
          Dependence  on Major Customers or Suppliers                         5
          Patents,  Trademarks and Licenses                                   5
          Government  Approval  of  Principal  Products  or  Services         5
          Government  Regulations                                             5
          Research  and  Development                                          6
          Environmental  Laws                                                 6
          Employees                                                           6
          Seasonality                                                         6

Item  2   Description  of  Property                                           6

Item  3   Legal Proceedings                                                   6

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders         6

Item  5   Market  for  Common  Equity  and  Related  Stockholder  Matters     7

Item  6   Management's  Discussion  and  Analysis                             7
          Overview                                                            7
          Results  of  operations                                             8
          Sales                                                               8
          Operating  expenses                                                 8
          Net  income  (loss)                                                 9
          Balance  sheet  items                                               9
          Liquidity  and  Capital Resources                                   9

Item  7   Financial  Statements                                              10

Item  8   Changes  In  and  Disagreements  With Accountants on
               Accounting and  Financial  Disclosure                         26

Item  9   Directors, Executive Officers, Promoters and Control Persons       26

Item 10   Executive  Compensation                                            31

          Employment  Contracts                                              32
          Stock  Options                                                     32

Item 11   Security  Ownership  of  Certain  Beneficial  Owners
               and  Management                                               32

Item 12   Certain  Relationships  and  Related  Transactions                 33
          KingThomason's  Transactions  with  Management                     34

Item 13   Exhibits  and  Reports  on  Form  8-K                              35
          Exhibits                                                           35
          Forms  8-K                                                         36

Signatures                                                                   37

Item  1.  Description  of  Business.

Business  Development.
----------------------

     The KingThomason Group, Inc. was incorporated in Nevada on November 8, 2000. On December 7, 2001 it was the surviving corporation in a merger between it and KingThomason, Inc., which was incorporated in Nevada on July 21, 2000, after nearly three years of planning and product development by its founders, Tom Thomason and T.E. ("Tim") King III. Until December 31, 2000 the founders of KingThomason, Inc. operated through Subchapter S corporations that were created since 1998 and owned the different products and programs that have been developed. (A Subchapter S corporation is a small business corporation whose income, with some exceptions, is not taxed at the corporate level but is passed through and taxed to its shareholders.} On December 31, 2000 the interests of the founders in these Subchapter S corporations were transferred to KingThomason, Inc., which thereby owned 100 percent of the equity in each of its ten subsidiaries. The Subchapter S status of all the corporations in the group was terminated, and on December 7, 2001, the merger between The KingThomason Group, Inc. and KingThomason, Inc. was effected. The historical financial statements of the post-merger company are those of KingThomason, Inc.

Our  Business.
--------------

     We specialize in creating, developing, and marketing, across our six divisions, high margin, proprietary, insurance and financial service products for underdeveloped niche markets. Our proprietary insurance and financial services products accounted for 40 percent of 1999 net revenues, 50 percent of 2000's and 60 percent of 2001's, years principally devoted to research and product development. As our medical accounts receivable credit card, our limited major medical plan, our PEO group medical plan and our banking and financial centers programs come on stream, our proprietary products should exceed 90 percent of 2004's net revenues.

     Founded in 1998, KingThomason has no debt and has been profitable since inception. Our insurance operations (excluding the sale of non-proprietary, old-line insurance products such as auto, homeowner and property and casualty insurance where we function as a traditional insurance broker) actually operate as a "virtual" insurance company as we are not involved in the adjudication of claims or issuance of policies. Of significant importance, we assume no insurance underwriting risk. This is made possible through reinsurance treaties. It is affordable because of higher profit margins on our proprietary insurance products. Further, because of our unusual corporate structure, we do not require the traditional large staff and physical facility normally associated with large insurance operations. We can still grow at high rates while recording significantly higher-than-industry profit margins.

     The bulk of our first-stage research and product development is behind us. Taking into consideration proprietary and financial services presently being marketed or contracted for, we believe, subject to the necessary funding of the KingThomason Credit Card Services Division and the KingThomason Banking & Financial Centers, that 2002 revenues should exceed $3,900,000 and 2003, $24,000,000.

     Last December we contracted with IBM's e-business Global Services Solutions to provide us an enterprise-wide, e-business infrastructure.

     The following is a brief description of our six operating or soon-to-be operating divisions:

     1.   KingThomason  Credit  Card  Services

          This is a medical accounts receivable credit card program that contracts with physicians and hospitals to convert their outstanding accounts receivable into performing credit card assets. These assets, once "seasoned" as performing credit cards (a 12-month period), can be readily sold in liquid asset backed securities markets at par. KingThomason retains 35 percent of the proceeds from the sale of the assets, with 65 percent being paid to the physicians or hospitals. The current contract, with the largest medical foundation in the United States, provides us with a total available market of $1.4 billion in outstanding accounts receivable. We anticipate a 15 percent conversion rate. The program offers a solution that will recover a higher percentage of accounts receivable than traditional collection agencies. It costs the physicians less and is expected to repatriate the patients with their physicians.

     2.   KingThomason  Limited  Major  Medical  Plan

          This program provides a limited major medical plan to an underserved market of uninsured or underinsured people. It is affordable to a huge market that can't pay for all-inclusive medical insurance but needs more protection than a hospital-only plan with minimal coverage. With $1,000,000 in coverage, the plan offers an affordable alternative to little or no medical insurance. The plan features a simplified issue application, is easy for an agent to sell, pays a high commission and costs only fifty percent of an all-inclusive medical insurance plan. The LMMP will be underwritten by Zurich Financial Services Group's Empire Fire and Marine Insurance, A+ rated by A.M. Best, the insurance industry's premier rating company.

     3.   KingThomason  PEO/Group  Medical  Plan

          This group medical plan is the culmination of a Strategic Marketing Agreement assembled by KingThomason Group to address the large and growing void of group medical insurance for Professional Employer Organizations (PEO). In many states PEOs represent over 20 percent of the workforce. This unique opportunity required the assemblage of a special group of actuaries, underwriters and insurance companies to create group medical plans that are underwritten specifically for each PEO. The division is receiving an unprecedented number of requests for coverage, as many traditional insurers are leaving the PEO market, many PEOs are losing their coverage, there are few insurers writing this type of business, and the brokers are given a non-circumvent guarantee with their clients.

          Our Dental Program offers three separate choices of dental plans that will be added to the Limited Medical Plan and the PEO/Group Plans. They provide individuals and employers the option of prepaid dental services as well as an insured dental plan and a PPO plan.

     4.   KingThomason  Financial  Services

          This division is a full-service, financial securities brokerage firm. It clears trades through Pershing & Co., a NYSE member firm, is a National Association of Securities Dealers (NASD) member, as well as being SIPC insured. Our sales offices are located in San Ramon, Los Angeles and Sacramento. The asset management division offers individualized asset management to our larger clients and is forming its own family of proprietary indexed and blend mutual funds. They are designed to help capture the market niche that has developed as brokers are losing more and more business to Index funds.

     5.   KingThomason  Cash  Security  Retirement  Program  (CSRP)

          The CSRP is an affordable, easy to understand, tax qualified, mass-market retirement plan, with returns tied to the S&P 500 Index. With contributions as low as $2.00 a day, the issuing insurance company guarantees the client's principal investment as well as gains. It applies gains to the account as the market grows while protecting the investment against loss. With approximately 87 percent of American workers having only Social Security to rely on for retirement, and only 17 percent of employers providing retirement plans, CSRP is filling a large and growing need for individuals to own their own private retirement plan. This plan is being sold through large associations, employer groups and affinity organizations.

     6.   The  KingThomason  Banking  &  Financial  Centers

          We anticipate opening franchised KingThomason Financial Centers that will offer clients a complete range of all our financial and insurance services and products at one location. Our goal is for KingThomason Financial Centers to eventually be in retail centers across the country and provide the franchisee the ability and delivery systems to be an expert in all of our 32 individual financial or insurance services and products. Each franchise will have access to industry and product specific expertise for the entire range of KingThomason Group's interrelated products, giving the franchisee the ability to be a specialist in a broad range of "cutting edge" products and services. The Financial Centers offer the franchise owner the ability to own a bank branch, offer the entire line of KingThomason Group banking, insurance, securities and estate planning products, sell 200 percent to 500 percent more product than a traditional broker, have direct ownership in the business and the franchise's book of business, offer higher commission rates on sales, and always have the cutting edge technology to sell, communicate, and service the clients.

     We design and offer diversified products created to occupy neglected niches in the insurance and financial products markets.

     We use the Internet for marketing, communication and informative purposes. Products are not sold over the Internet; rather, the Internet presence is to provide general information as well as up-to-date account or product information for current and future clients. We may streamline the sale and distribution of insurance and financial products, but we provide close, personal interaction with our clients.

     We often function as a manager of financial and insurance programs and products. We incorporate, into programs or products that we build, insurance and financial product components from other insurance and financial services companies. We then produce marketing materials and market the products, but we do not assume responsibility for underwriting losses, paying claims, writing policies or extension of credit - those remain with the companies whose insurance or financial components we have incorporated into our own products.

     Our  Medical  Accounts  Receivable  Credit  Card  Program,   for  instance,
employs two  financial  products  -

     -  issuance  of a private labeled, multi-purpose Visa Credit Card, and

     - the sale of performing credit card assets at par value in the asset backed securities market.

Revenue  by  Sectors.  Our  revenues  from each of our subsidiaries during 1999,
---------------------
2000  and  2001  are  as  follows:

                                                 1999        2000        2001
                                                 ----        ----        ----
KingThomason, Inc.                             $184,431    $247,007    $103,200
KingThomason Financial Services                $126,443    $277,176     $85,715
KingThomason Insurance Marketing                      0           0
KingThomason National Limousine Program               0           0
KingThomason Credit Card Services                     0           0
KingThomason Franchising                              0           0
KingThomason Insurance Company                        0           0
KingThomason Independent Mortgage                     0           0
KingThomason Asset Management                         0           0
KingThomason Investment Card                          0           0


Distribution  Methods.
----------------------

     We distribute, or in some instances plan to distribute, our products through existing broker networks and our own agents. We distribute our insurance products now through Marsh McClennan, Aon Employee Benefits and Arthur
J.  Gallagher  &  Co.

     Our subsidiary, KingThomason Financial Services, clears all our securities business through National Planning Corporation, a registered broker-dealer firm located in Santa Monica, California. All of KingThomason

Financial Services' employees conducting securities business are licensed registered representatives of National Planning Corporation. KingThomason Financial Services receives its commission income directly from National Planning Corporation.

     Our agents are independent contractors and sell and promote all of our products and services.

     The KingThomason Financial Centers will provide a large distribution channel for all of the products offered by the KingThomason Group.

Dependence  on  Major  Customers  or  Suppliers.
------------------------------------------------

     We  are  not  dependent  on  one  or  a  few  customers.

     The majority of our insurance commission income to date has come from Jefferson-Pilot Life Insurance Co., but this is because most of the insurance components we have incorporated into our insurance products are Jefferson Pilot's. Jefferson Pilot may change or modify the agreement with proper notification to us. Either party may terminate the agreement by written notification of termination.

     Our securities commission income comes from National Planning Corporation, a Santa Monica, California, broker-dealer firm that processes all our securities business.

Patents,  Trademarks  and  Licenses.
------------------------------------

     We neither own nor have applied for any patents or trademarks. We do not license any of the products we sell that are owned by other companies.

Government  Approval  of  Principal  Products  or  Services.
------------------------------------------------------------

     Because other companies provide the actual insurance that we incorporate into the products we sell, we are only required to be approved as an Agent in Good Standing by the insurance commissions where we sell these products. This approval process is taken care of by insurance companies, not their agents. At present, approval has been obtained in California and Arizona by the insurance companies whose insurance KingThomason sells. The reason for this limited approach is that once approval is obtained outside an agent's home state (here, California), most other states quickly and easily approve one as a sales agent in their state.

Government  Regulations.
------------------------

     The annuities we offer are underwritten by other companies. Any annuities or other estate planning products we offer must comply with certain provisions of the Internal Revenue Code or regulations thereunder if they are to qualify for tax-exempt treatment.

Research  and  Development.
---------------------------

     We have spent approximately $150,000 over the last three years in research and development activities with regard to our products. None of this has been borne by our customers.

Environmental  Laws.
--------------------

     We have no direct costs with regard to complying with environmental laws and regulations.

Employees.
----------

     At present we have 10 employees. All other agents, service providers and affiliates in our organization are "independent contractors" or consultants.

Seasonality.
------------

     There  is  no  seasonal  aspect  to  our  business.

Item  2.  Description  of  Property.

     We own no plants or manufacturing equipment, only office furniture, computers and related equipment.

     We have a five-year lease on our office space. It consists of 4,600 square feet. The lease expires July 15, 2004.

Item  3.     Legal  Proceedings.

     Neither our company nor any of our property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

     On November 7, 2001, there was submitted to a vote of the stockholders of our company a proposal for our company to merge with KingThomason, Inc., a Nevada corporation. By unanimous written action, the stockholders approved the proposed merger. Then, on December 5, 2001, at a special meeting of the stockholders of KingThomason, Inc., the proposed merger was approved by the stockholders of such company. The votes cast in favor of the merger were 12,777,857 votes, and no votes were cast opposing the merger. The merger became effective on December 7, 2001 by the filing that day of merger documents with the Secretary of State of Nevada.

     The  terms  of  the  merger  were  as  follows:

     1.     KingThomason,  Inc.  was  merged  into  our  company.

     2. Upon the effectiveness of the merger, all 13,412,500 outstanding shares of common stock of KingThomason, Inc. were converted into 13,412,500 shares of common stock of our company on a share-for-share basis.

     3.     There  were  no  fractional  shares.

     4. The business of KingThomason, Inc. is being conducted, since the merger, by our company, into which KingThomason, Inc. has merged, but KingThomason, Inc.'s management and directors became the management and directors of the combined company. (See "Management Information.")

     5. Prior to the merger, SuperCorp distributed to its stockholders, on a basis proportionate to their stockholdings in SuperCorp, the 1,312,500 shares of common stock of our company then held by SuperCorp. Each SuperCorp stockholder received one share of our company for each 5.3 shares of SuperCorp held of record on the date of the Prospectus.

     6. The historical financial statements of the post-merger company are those of KingThomason, Inc. The fiscal year of the post-merger company is December 31, the end of KingThomason, Inc.'s fiscal year.

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters.

     A National Association of Securities Dealers market maker has applied to OTC Bulletin Board for authority to commence making a market in our company's common stock. The OTC Bulletin Board has not yet assigned a stock symbol to our common stock. As of February 21, 2002, OTC Bulletin Board is still reviewing the market maker's application. Our company believes the market maker's application will be approved soon and that trading will commence the first week in March.

     There are approximately 655 holders of record of our company's common stock.

     Our company has declared no dividends on our common stock. There are no restrictions that would or are likely to limit the ability of our company to pay dividends on its common stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of our business.

Item  6.     Management's  Discussion  and  Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Overview.
     ---------

     The  company  had  no  business  until  it  merged on December 7, 2001 with

KingThomason, Inc. The financial statements included herein (see "Financial Statements") and the references below to the company's business operations refer also to KingThomason, Inc.'s financial statements and business operations before the merger, to which the company succeeded upon its merger with KingThomason, Inc.

     Results  of  operations.
     ------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years December 31, 2000 and December 31, 2001:

                                                           Fiscal Year Ended
                                                           -----------------
                                                       12-31-2000     12-31-2001
                                                       ----------     ----------
       Sales                                              100%           100%

       Operating expenses                                  99%           314%
                                                          ---            ---
       Income from operations                               1%          (214)%

       Non-operating income                                 2%            14%
                                                          ---            ---

       Net income (loss) before taxes                       3%          (200)%
       Net income (loss) after taxes                        3%          (202)%

     Sales.
     ------

     Sales of $524,183 for fiscal year 2000 decreased by 64 percent to fiscal 2001's sales of $188,915. Revenue from commissions on securities transactions in fiscal 2000 decreased by $206,952 - a 70 percent decrease - to fiscal year 2001 revenue of $85,715 from this business segment. Revenue from insurance commissions in fiscal 2000 decreased by $128,316 - a 55 percent decrease - to fiscal year 2001 revenue of $103,200 from this business segment. These decreases were due primarily to a general slowdown in the economy, investment activity and stock markets. As the economy slowed in the first and second quarter of 2001, new investments, and the revenues generated from them, slowed accordingly. Revenues generated from assets-under-management decreased in 2001, as they are based on a percentage of the current values of the clients' accounts which, on average, are down from the same period a year ago. Similarly, insurance commission revenues are off from the same period a year ago. Most insurance revenue generated by us comes from retirement and estate planning. The slowdown in the economy and the stock markets has led to a decrease in retirement plan contributions and estate planning activity.

     Operating  expenses.
     --------------------

     Operating expenses increased from $517,612 in fiscal 2000 to $594,090 in fiscal 2001, or 15 percent. This 15 percent increase occurred at a time of a decline in sales of 64 percent. This increase is attributed primarily to our continued research and development efforts, primarily those attributable to the Medical Accounts Receivable Credit Card Program and the Limited Major Medical Policy.

     Net  income  (loss).
     --------------------

     Our net income of $17,445 in fiscal 2000 plummeted to a net loss of $381,426 in fiscal 2001. This decrease is attributed to a slowing economy coupled with increased expenses associated with our development of our planned products. We have scaled back our product development pace in order to maintain a prudent cash position in response to the decrease in revenues in 2001.

     Balance  sheet  items.
     ----------------------

     Current assets of $84,371 on December 31, 2001, compares unfavorably with current liabilities of $169,793 at that time, an unfavorable current ratio of ..50.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     We are barely liquid with $45,602 cash on hand and $38,769 in commissions receivable at fiscal 2001 year-end and current liabilities of $72,203 owed to unrelated parties. However, we had negative amounts of operating cash flows during both 2001 and 2000. We have been able to maintain liquidity only by selling stock - $219,522 in 2000 - and $25,000 in early 2001 and $40,000 after the merger with KingThomason, Inc. became effective in December 2001. The $97,590 in current liabilities owed to related parties is attributable to four promissory notes, the principal amounts of which are as follows:

                         Relationship to              Principal   Interest  Maturity
Lender                   KingThomason                  Amount       Rate      Date
------                   ------------------------     ---------    -------  --------
T.E. King III            President  and  Director      $  6,042       6%    05-31-02
Hume A. "Tom" Thomason   Secretary  and  Director      $  3,543       6%    05-31-02
Lloyd  Hartzler          Grandfather of T.E. King III  $ 49,000      10%    05-01-02
Jeff  Thomason           Son of Hume A. Tom Thomason   $ 39,000      10%    07-01-02

It is believed that none of the four above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2001 through the sale of stock.

     KingThomason's future results of operations and the other forward-looking statements contained in this Offering Circular, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; unexpected costs in establishing branch offices; the emergence of competition not now detected; and a general economic turndown.

Item  7.     Financial  Statements.
                                                                            Page
                                                                            ----

     KingThomason,  Inc.  and  Subsidiaries:
     Independent  Auditors'  Report                                          11
     Consolidated  Balance  Sheet  December  31,  2001                       12
     Consolidated  Statements  of  Operations  for  the  Years  Ended
          December  31,  2001  and  2000                                     13
     Consolidated Statement of Stockholders' Equity (Deficit) for the
          Year Ended December 31, 2001 and 2000                              14
     Consolidated  Statements  of  Cash  Flows  for  the  Year
          Ended December 31, 2001 and 2000                                   15
     Notes  to  Consolidated  Financial  Statements                          16

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Stockholders  and  Board  of  Directors
The  KingThomason  Group,  Inc.

We have audited the accompanying consolidated balance sheet of The KingThomason Group, Inc, a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KingThomason
Group, Inc and subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of 410,787 and excess of total liabilities over total assets of $78,370 on December 31, 2001. These factors as discussed in Note 13 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
January  29,  2002

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31 2001

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                       $     45,602
     Commission receivable                                               38,769
                                                                   ------------
          Total current assets                                           84,371

PROPERTY AND EQUIPMENT, net                                              35,495

OTHER  ASSETS:
     Deposits                                                             7,677
                                                                   ------------

                                                                   $    127,543
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accrued expenses                                              $     54,143
     Loan from officer                                                    9,590
     Note payable, related parties-current                               88,000
     Note payable, Others                                                18,060
                                                                   ------------
          Total current liabilities                                     169,793

Note Payable, Others - Long term                                         36,120

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  $0.001 par value;
       10,000,000  shares  authorized;  none  issued                          -
     Common  stock,  $0.001  par  value;
       40,000,000 shares authorized; 15,000,000 shares
       issued and outstanding at December 31, 2001                       15,000
     Additional paid in capital                                         410,417
     Accumulated deficit                                               (410,787)
     Less: Subscription receivable                                      (93,000)
                                                                   ------------
          Total stockholders' deficit                                   (78,370)
                                                                   ------------

                                                                   $    127,543
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000

                                                         2001           2000
                                                     ------------   -----------
Revenues
  Securities commission                              $     85,715   $   292,667
  Insurance commission                                     41,158       231,516
  Consulting  &  Other  commission                         62,042             -
                                                     ------------   -----------
        Net revenues                                      188,915       524,183

Total operating expenses                                  594,090       517,612
                                                     ------------   -----------

Income (loss) from Operations                            (405,175)        6,571

Non-Operating  Income  (expense):
  Interest income                                           3,391         3,843
  Interest expense                                        (13,566)      (14,071)
  Miscellaneous                                            36,324        22,702
                                                     ------------   -----------
Income  (loss)  before  income  taxes                    (379,026)       19,045

Provision for income taxes                                  2,400         1,600
                                                     ------------   -----------
Net income (loss)                                    $   (381,426)  $    17,445
                                                     ============   ===========

Basic  &  diluted  weighted  average  number  of
  common stock outstanding                             15,000,000    13,278,695
                                                     ============   ===========

Basic  &  diluted  net  income  (loss)  per  share   $     (0.025)  $     0.001
                                                     ============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 2001 & 2000

                                 Common  stock                                                    Total
                                Number of             Additional    Subscription  Accumulated  stockholders'
                                  shares    Amount  paid in capital  receivable     deficit   equity (deficit)
                               ----------  -------- --------------- ------------  ----------- ----------------
Balance as on January 1, 2000      47,000  $ 47,000    $      -       $      -     $(46,806)      $    194

Recapitalization upon merger
  on December 31, 2000         13,181,500   (33,772)    101,294              -            -         67,522

Issuance of shares under
  Reg. D filings                   84,000       84      209,916        (58,000)           -        152,000

Net Income for the year                 -        -            -              -       17,445         17,445
                               ----------  -------    ---------       --------     --------       --------

Balance, December 31, 2000     13,312,500   13,312      311,210        (58,000)     (29,361)       237,161

Recapitalization upon merger
  on December 7, 2001           1,687,500    1,688       (1,688)             -            -              -

Cancellation of shares            (75,000)     (75)     (24,030)        25,000            -            895

Issuance of shares under
  Reg. D filings                   75,000       75      124,925       (125,000)           -              -

Receipt  of  cash                       -        -            -         65,000            -         65,000

Net  loss  for  the  year               -        -            -              -     (381,426)      (381,426)

Balance as of
  December 31, 2001            15,000,000  $15,000     $410,417      $ (93,000)   $(410,787)     $ (78,370)
                               ==========  =======     ========      =========    =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 & 2000

                                                           2001         2000
                                                        ---------    ---------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  income  (loss)                                $(381,426)   $  17,445
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation  and  amortization                      9,173       10,766
       (Increase)/decrease in current assets:
         Commission  receivable                           152,761     (179,561)
         Prepaid  expenses                                      -        9,177
         Deposits                                          15,355            -
       Increase in current liabilities:
         Accrued  expenses                                 17,855       28,271
                                                        ---------    ---------
       Net cash used in operating activities             (186,282)    (113,902)
                                                        ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
       Acquisition  of  property  &  equipment                  -       (5,460)
       Cash  acquired  in  acquisition                        895            -
                                                        ---------    ---------
       Net cash provided by (used in) investing
         activities                                           895       (5,460)
                                                        ---------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Payment  of  Loans                                 (18,060)     (13,110)
       Proceeds from issuance of common stock                   -      219,522
       Cash received against subscription receivable       65,000            -
                                                        ---------    ---------
       Net cash provided by financing activities           46,940      206,412
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       (138,447)      87,050

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                184,049       96,999
                                                        ---------    ---------

CASH & CASH EQUIVALENTS, ENDING BALANCE                 $  45,602    $ 184,049
                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

The KingThomason Group, Inc. (KTGI) was organized in accordance with the General Corporation Act of the State of Nevada on November 8, 2000, for the purpose of merging with KingThomason, Inc. (KT), a Nevada corporation and subsidiaries. KTGI had no business operation through December 31, 2001 and was a development-stage company through December 7, 2001, organized for the merger. KTGI effected a merger on December 7, 2001 with KingThomason, Inc. pursuant to approving votes of the shareholders of both corporations.

King Thomason, Inc. (KT) was incorporated in the state of Nevada on July 21, 2000. KT's activities from inception until December 31, 2001 consisted primarily of reviewing possible business opportunities and developing the business model. KT had revenue through its subsidiaries for the years ended December 31, 2001 and 2000.

Pursuant to reorganization agreement dated December 31, 2000, KT acquired one hundred percent (100%) of the common shares of following subsidiaries:

(1)     King  Thomason,  Inc.  CA  (KTI):

KTI was incorporated in the state of California on September 11, 1998 to market and sell the cash security retirement plan and personal lines of insurance including homeowners and automobile. KTI's activities from inception until 2000 consisted primarily of acting as a broker for insurance companies working on commission.

(2)     King  Thomason  Financial  Services,  Inc.  (KTFS):

KTFS was incorporated in the state of California on April 7, 1999, to market and sell financial and estate planning services, assets management services and the sale of stocks, bonds and mutual funds.

(3)     King  Thomason  Insurance  Marketing,  Inc.  (KTIM):

KTIM was incorporated in the state of California on January 28, 2000 to market and sell insurance policies. The Company began the operations in the year 2001 dba Premier Dental.

(4)     King  Thomason  National  Limousine  Program,  Inc.  (KTNL):

KTNL was incorporated in the state of California on August 17, 2000 to market and sell physical damage and liability insurance program for limousine companies. The Company did not have any activity since its inception.

(5)     King  Thomason  Credit  Card  Services,  Inc.  (KTCC):

KTCC was incorporated in the state of California on January 28, 2000 to underwrite and issue a private label credit card for use with its medical and dental insurance products. The Company did not have any activity since its inception.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)     King  Thomason  Franchising,  Inc.  (KTFI):

KTFI was incorporated in the state of California on August 17, 2000 to franchise a "Financial Center" to offer and sell various financial and insurance products. The Company did not have any activity since its inception.

(7)     King  Thomason  Insurance  Company,  Inc.  (KTIC):

KTIC was incorporated in the state of California on January 28, 2000, to market and sell Medical insurance policies. The Company did not have any activity since its inception.

(8)     King  Thomason  Independent  Mortgage,  Inc.  (KTIMI):

KTIMI was incorporated in the state of California on January 28, 2000, to market and sell mortgage services. The Company did not have any activity since its inception.

(9)     King  Thomason  Asset  Management,  Inc.  (KTAM):

KTAM was incorporated in the state of California on January 28, 2000, to market and sell proprietary index mutual funds. The Company did not have any activity since its inception.

(10)     King  Thomason  Investment  Card,  Inc.  (KTICI):

KTICI was incorporated in the state of California on January 28, 2000, to market and sell investment credit card. The Company did not have any activity since its inception.

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the year ended December 31, 2001, include the accounts of KTGI, KT and KT's 100% wholly owned subsidiaries, KTI, KTFS & KTIM. There was no activity for the year ended
December 31, 2001 for KTNL, KTCC, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements for the year ended December 31, 2000, included the accounts of KT and KT's 100% wholly owned subsidiaries, KTI & KTFS.

For accounting purposes, the transaction between KTGI and KT has been treated as a recapitalization of KTGI, with KT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of KTGI have been included with those of KT from the acquisition date (December 7, 2001).

For accounting purposes, the transaction between KT and its subsidiaries on December 31, 2000, has been treated as a recapitalization of KT, with KTI & KTFS as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of King Thomason, Inc. have been included with those of KTI & KTFS from the acquisition date (December 31, 2000).

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  cash  equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Commission  receivable

Commission receivable represents amounts receivable from insurance companies for the commission for insurance policies and annuity sold.

Property  &  Equipment

Property and equipment is carried at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Basic  and  diluted  net  loss  per  share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Stock-based  compensation

The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair  value  of  financial  instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segment  Reporting

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superceded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

The Company allocates resources and assesses the performance of its sales activities as one segment. During the years ended December 31, 2001 and 2000, the Company only operated in one segment since most of its revenue is generated through commission income, therefore segment disclosure has not been presented.

Revenue  Recognition

Revenue is recognized when earned. Commission income is recognized as of the effective date of the policy. Adjustments to commissions are recognized in the year in which they occur. Cost of revenue includes direct costs to market and sale various products.

During the years ended December 31, 2001 and 2000, the Company earned commission on securities transaction consummated through a Broker Dealer. The Securities commission and related revenue and expense associated with the Company's securities business are recorded on a settlement date basis.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Allowance  for  doubtful  accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The Company considers accounts receivable to be fully collectible;
accordingly,  no  allowance  for  doubtful  accounts  is  required.

Concentration  of  credit  risk

The Company deposits its cash with one bank in California which at times exceeds $100,000. The Federal Deposit Insurance Corporation protects up to $100,000.

Research  and  Development

Research  and  development  costs  are  expensed  as  incurred.

Advertising

The  Company  expenses  advertising  costs  as  incurred.

Income  taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

Recent  Pronouncements:

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management does not expect these pronouncements will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

3.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  following  on  December  31,  2001:

          Furniture,  fixture  and  Equipment          $    61,007
          Less:  Accumulated  depreciation                  25,512
                                                       -----------

                                                       $    35,495
                                                       ===========

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     LOAN  FROM  OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $575 each for year ended December 31, 2000 and 2001.

5.     NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of December 31, 2001. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $8,800 each for year ended December 31, 2000 and 2001.

6.     NOTE  PAYABLE  -  OTHERS

The Company has a note payable to a vendor amounting to $54,180 as of December 31, 2001. The note is payable by December 15, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per the agreement, the note will be adjusted against the rebates the Company will receive from the vendor, subject to the Company meeting certain production requirements. The note will be adjusted at 20% of the original balance per year against the rebates earned. Following is the maturity schedule of the note:

                 Year  ended  December  31                   Amount
                 -------------------------                   ------
                          2002                               18,060
                          2003                               18,060
                          2004                               18,060
                                                            -------
                          Total                             $54,180
                                                            =======

7.     INCOME  TAXES

The subsidiaries of the KT had elected, under the Internal Revenue Code and the State of California, to be an S-corporation for federal income tax purposes. In lieu of corporation income taxes, the stockholders of an S-corporation were taxed on their proportionate share of the Company's taxable income. However, effective December 31, 2000, the subsidiaries were acquired by KT, which is a "C corporation". Under the rules, S-corporation could not be owned 100% by a "C corporation", therefore the subsidiaries lost their statues as "S Corporation" subsequent to December 31, 2000 and are now "C Corporation".

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2001, the Company incurred net operating losses for tax purposes of approximately $381,000. The net operating loss carryforwards may be used to reduce taxable income through the year 2016 for federal and 2006 for State income tax purpose.

The gross deferred tax asset balance due to loss carryforwards as of December 31, 2001 was approximately $152,000. A 100% valuation allowance has been

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured. There was no significant difference between reportable income tax and statutory income tax.

For information purposes, the statements of operations for the year would include the following pro forma adjustment for income taxes which would have been recorded if the Company had been a "C" corporation, based on a combined federal and state income tax rate of 40%, which approximates the federal and state income tax rates in effect during those periods.

Unaudited  Profroma  Information:                      2001             2000
                                                       ----             ----
Income  before  income  taxes                             -         $    19,045

Income taxes assuming subchapter "S" corporation
  election had not been made for the year ended
  December 31, 2000.                                      -              (7,618)

Net  Income                                               -              11,427

Basic and diluted weighted average number
  of  common  stock stock  outstanding                    -          13,278,695

Proforma basic and diluted net income per share           -               0.001

Since the Company was a "C" corporation during the year ended December 31, 2001, proforma information has been presented for only the year ended December 31, 2000.

8.     STOCKHOLDERS'  EQUITY

On April 6, 2001, the Company issued 75,000 common shares for a promissory note of $125,000, of which $65,000 was paid during the year. The remaining balance of $60,000 was recorded as a subscription receivable.

9.          ACQUISITION

KTGI agreed on January 15, 2001, to merge with KT. KTGI is the surviving corporation (Survivor), but former shareholders of KT will elect all directors and officers of the Survivor. All currently outstanding stock of KT in the hands of its stockholders were cancelled and converted into 13,312,500 shares of Common Stock of the Company when the merger became effective. Former officers, directors and shareholders of SuperCorp. (Parent company of KTGI) received 1,687,500 shares. After the merger, the former shareholders of KT own 88.75% of the total voting shares of the Company. The merger of KTGI and KT qualifies as a nontaxable reorganization under the tax laws of the United States. For accounting purposes, the transaction has been treated as a recapitalization of KTGI, with KT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of KTGI have been included with those of KT from the acquisition date (December 7, 2001).

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Effective  December  31,  2000,  KT  acquired  all  of  the outstanding stock of following  companies  which  became  a  wholly  owned  subsidiaries  of  KT:
..
King  Thomason,  Inc.

King  Thomason  Financial  Services,  Inc.

King  Thomason  Insurance  Marketing,  Inc.

King  Thomason  National  Limousine  Program,  Inc.

King  Thomason  Credit  Card  Services,  Inc.

King  Thomason  Franchising,  Inc.

King  Thomason  Insurance  Company,  Inc.  (KTIC):

King  Thomason  Independent  Mortgage,  Inc.  (KTIMI):

King  Thomason  Asset  Management,  Inc.  (KTAM):

King  Thomason  Investment  Card,  Inc.  (KTICI):

The acquisition was consummated by issuance of 1,322,850 new capital shares to the shareholders of each company. KT issued a total of 13,228,500 shares for acquisition of these companies. For accounting purposes, the transaction has been treated as a recapitalization of KT, with KTI & KTFS as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of KT have been included with those of KTI & KTFS from the acquisition date (December 31, 2000).

10.     MAJOR  CUSTOMERS

During the year ended December 31, 2001, a majority of the Company's insurance commission income was earned from one major service provider, which accounted for approximately 85% of total insurance commission income. There was no commission receivable from that service provider as of December 31, 2001. All of the Company's securities commission income was earned from one major service provider during the year ended December 31, 2001 which accounted for 100% of the total securities commission income. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company paid $800 for income tax in the year ended December 31, 2001. The Company paid $0 for interest during the year ended December 31, 2001. The
Company  paid  $1,600  for  income  tax in the year ended December 31, 2000. The
Company  paid  $0  for  interest  during  the  year  ended  December  31,  2000.

12.     COMMITMENTS

The company leases its office facility under a five-year lease which commenced July 15, 1999. Monthly rental under the lease is $7,677. Minimum annual rentals for five years subsequent to December 31, 2001 are as follows:

              Year  ended  December  31,                         Amount
              --------------------------                         ------
                      2002                                        92,127
                      2003                                        92,127
                      2004                                        61,418
                                                                --------
                      Total                                     $245,672
                                                                ========

13.     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $410,787. The Company's total liabilities exceed its total assets by $78,370. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective on December 12, 2001 the principal independent accountant, Hogan & Slovacek of Oklahoma City, Oklahoma, resigned as the Registrant's independent accountant. The reports of Hogan & Slovacek on financial statements of the Company filed with the Securities and Exchange Commission contained no adverse opinions or disclaimers of opinion, and were not modified as to uncertainty, audit scope or accounting principles during the past two years or the interim period to September 30, 2001.

     During the past two years or interim periods prior to September 30, 2001, there were no disagreements between the Company and Hogan & Slovacek, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hogan & Slovacek's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     On December 12, 2001 the Company engaged the firm of Kabani & Company, Inc. of Fountain Valley, California, as independent accountants for the Company. Prior to December 12, 2001 neither the Company, nor anyone on its behalf, had consulted with Kabani & Company concerning the application or accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

     The decision to change accountants was recommended and approved by the board of directors.

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons.

Directors,  Executive  Officers  and  Significant  Employees.
-------------------------------------------------------------

     Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the KingThomason Group and of its subsidiaries and a description of the business experience of each.

                KingThomason, Inc. (the Nevada holding company)
                -----------------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
T.E. King III, 33           President,                   7-00            12-02
                            Chief Financial Officer      7-00            12-02
                            and Director                 7-00            12-02
------------------------------------------------------------------------------
Hume A. "Tom" Thomason, 58  Secretary and                7-00            12-02
                            Director                     7-00            12-02

Jay Dee (JD) Shiverdaker,
  61                        Chief Operating Officer      4-01            12-02

                        KingThomason, Inc. (California)
                        -------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
T.E. King III, 33           President,                   9-98            12-02
                            Chief Financial Officer,     9-98            12-02
                            Secretary and                9-98            12-02
                            Director                     9-98            12-02

Hume A. "Tom" Thomason, 58  Director                     9-98            12-02

                      KingThomason Financial Services, Inc.
                      -------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Stuart A. Evans, 33         President and                4-99            12-02
                            Director                     4-99            12-02

Hume A. "Tom" Thomason, 58  Director                     4-99            12-02

T.E. King III, 33           Chief Financial Officer,     4-99            12-02
                            Secretary and                4-99            12-02
                            Director                     4-99            12-02

                      KingThomason Asset Management, Inc.
                      -----------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Stuart A. Evans, 33         President and                1-00            12-02
                            Director                     1-00            12-02

Hume A. "Tom" Thomason, 58  Director                     1-00            12-02

T.E. King III, 33           Chief Financial Officer,     1-00            12-02
                            Secretary and                1-00            12-02
                            Director                     1-00            12-02

                    KingThomason Credit Cards Services, Inc.
                    ----------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 58  Director                     1-00            12-02

T.E. King, III, 33          President,                   1-00            12-02
                            Chief Financial Officer,     1-00            12-02
                            Secretary and                1-00            12-02
                            Director                     1-00            12-02

Richard Michel, 60          Director                     1-00            12-02

                     KingThomason Insurance Marketing, Inc.
                     --------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 58  President                    6-01            12-02
                            Director                     1-00            12-02

T.E. King III, 33           Chief Financial Officer,     1-00            12-02
                            Secretary and                1-00            12-02
                            Director                     1-00            12-02

                       KingThomason Investment Card, Inc.
                       ----------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
T.E. King III, 33           President                    1-00            12-02
                            Chief Financial Officer,     1-00            12-02
                            Secretary and                1-00            12-02
                            Director                     1-00            12-02

Hume A. "Tom" Thomason, 58  Director                     1-00            12-02

                  KingThomason National Limousine Program, Inc.
                  ---------------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 58  President, Director          8-00            12-02

T.E. King III, 33           Chief Financial Officer,     8-00            12-02
                            Secretary and                8-00            12-02
                            Director                     8-00            12-02

                         KingThomason Franchising, Inc.
                         ------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 58  Director                     8-00            12-02

T.E. King III, 33           President,                   8-00            12-02
                            Chief Financial Officer,     8-00            12-02
                            Secretary and                8-00            12-02
                            Director                     8-00            12-02

                      KingThomason Insurance Company, Inc.
                      ------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A Thomason, 58         President, Director          8-00            12-02

T.E. King III, 33           Chief Financial Officer,
                            Secretary and Director       8-00            12-02


                    KingThomason Independent Mortgage, Inc.
                    ---------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A Thomason, 58         President, Director          8-00            12-02

T.E. King III, 33           Chief Financial Officer,
                            Secretary and Director       8-00            12-02

     Business  Experience:

     T.E. "Tim" King III. Mr. King received a bachelor of science degree in business administration in 1990 at the University of Southern California. From July 1990 until January 1992 he was a representative of Amplicon Financial, Inc. of Santa Ana, California, a company that leased high-tech hardware and software systems. From January 1992 until July 1992 he was a representative of his father's investment banking company, King & Associates of Los Angeles. From July 1992 until September 1993 he was a foreign exchange department manager of Tokyo International Investments, Ltd. of San Francisco, California. From September 1993 until April 1996 he was a co-founder, director and vice president of G-5 Global Investments of San Francisco, California, a private hedge fund active in the currency markets. From April 1996 until May 1998 he was a district manager of SunAmerica Securities, Inc. of Concord, California, a securities market financial consulting firm. In May 1998 he co-founded KingThomason, Inc. of San Ramon, California and has served as a director and its president since its inception. Mr. King devotes 100 percent of his time to the business of KingThomason.

     Hume A. (Tom) Thomason. Mr. Thomason received a bachelor of science degree in 19-65 from Arizona State University. He subsequently pursued graduate studies at the University of Southern California and attended extension courses at LaSalle University and management courses at Harvard College. From 1977 until 1981 he was a vice president of new business development of Angelo, Hawkins & Thomason of Sacramento, California, a property, casualty and life insurance agency. From 1981 until 1983 he was vice president of marketing of Thomas Underly Development Company of Sacramento, California, a commercial real estate development company. From 1984 until 1986 he was an independent insurance agent in Orange County, California, and sold commercial property and casualty, benefits, pension and life insurance products to commercial accounts he developed. From 1987 until 1991 he sold the same type of insurance products to new corporate clients for Sedgwick James and RBH Insurance Brokers of Los Angeles, California. From 1991 until 1994 he was again an independent insurance agent selling the same types of insurance products out of his offices in Los Angeles, California. From 1994 until 1997 he was the vice president of marketing and sales of America China Enterprises, Inc. of San Ramon, California, a company that sells a portfolio of insurance products and financial services in California and in foreign markets. In 1998 he co-founded KingThomason, Inc. and has served as a director and its corporate secretary since its inception. Mr. Thomason devotes 100 percent of his time to the business of KingThomason.

     Jay Dee (JD) Shiverdaker. Mr. Shiverdaker founded Joint Venture Partners International, Inc., a venture capital firm, in 1986 and has been its president and chief executive officer since that time. From 1981 to 1986 he was president of Encore International, a Campbell, California, multinational computer disk research company which entered into a joint venture with two Japanese firms and formed Falcore Co., Inc., in Tokyo, Japan, which Mr. Shiverdaker managed until it was sold in 1986 to Kawasaki Steel Corporation. From 1978 to 1981 he was a co-founder and CEO of Dastek Corporation of Santa Clara, California, a thin-film (semiconductor process) computer disk read-write transducer and OEM disk drive manufacturer. From 1966 to 1978 he was employed by IBM in numerous senior-level sales, staff and international management and strategic planning positions in

Texas and San Jose, California. He received a bachelors of business administration degree in 1966 at West Texas A&M University and completed an advanced master of business administration program in 1971 at Ohio State University. Mr. Shiverdaker devotes approximately 50 percent of his time to the business of KingThomason.

     Stuart A. Evans. Mr. Evans was employed from 1996 until April, 1999, as a division manager and from 1998 until April, 1999, as an acting regional manager of Independent Capital Management, Inc., a Southern California company engaged in the business of a financial services company. In these capacities he led the expansion of such company in opening offices outside of Southern California, interviewed over 500 candidates for management positions, salesmen and administrative staff and trained the company's staff in all aspects of office and client development. He holds NASD Series 7.24 and 65 licenses, is a certified estate planner and holds licenses to sell life, health and variable contract insurance policies. In April 1999, he joined KingThomason Financial Services, Inc. as its president and a director. Mr. Evans devotes 100 percent of his time to the business of KingThomason.

     Richard Michel. Mr. Michel has over 27 years of professional experience in the health insurance industry. After graduating from Syracuse University with a degree in business, he was employed as a medical claims administrator from 1974 to 1988. From 1988 to 1994 he was employed by Ventura County Foundation for Medical Care (California) as its director of marketing and public relations with regard to its managed care and related programs for over 40,000 insured members. From 1994 to the present he has served as the chief executive officer of Ventura County Foundation for Medical Care (California) and coordinated managed care programs serving over 1,500 health care providers. From 1995 to the present he has served also as the chief executive officer of Los Angeles Foundation for Medical Care (California) and coordinated managed care programs serving over 10,000 health care providers. From 1995 to the present he has served also as president of Cal-Centurion Management Insurance Company of Ventura, California and managed its operations with regard to group, individual, fully insured and self-insured health care programs as well as directing its physicians group networks and risk sharing programs. From 1995 to the present he has also served as president of Ventura Insurance Administrators of Ventura, California and served as a third party administrator for local, statewide and national health insurance employer groups. In January 2001 he joined KingThomason as a director of KingThomason Credit Card Services, Inc. Mr. Michel devotes 50 percent of his time to the business of KingThomason.

Item  10.     Executive  Compensation.

     The directors of KingThomason Group and its subsidiaries receive no compensation for their services as directors. The officers of KingThomason Group and its subsidiaries received from it an aggregate of $75,000 of compensation in the last fiscal year for their services in all capacities.

     Mr. King, our president, effective January 1, 2002, now receives a salary of $75,000 a year, as does Tom Thomason, our secretary.

     The following sets forth the remuneration received in the last three fiscal years by Mr. King, the president of KingThomason, in all capacities. No officer or employee has received total remuneration of $100,000 or more in any of such years.

                                                                   Long  Term  Compensation
                                                                   ------------------------
                                                Awards
                                        -------------------------
          Annual  Compensation                         Securities
-------------------------------------                  ----------
                                                       Underlying         Payouts
                         Other Annual   Restricted     Options/    LTIP       All  Other
Year   Salary   Bonus    Compensation   Stock Awards   SARS        Payouts    Compensation
----   ------   ------   ------------   ------------   ----------  -------    ------------
2001   32,000         0           0              0            0        0              0
2000   34,500         0           0              0            0        0              0
1999   18,000    16,000           0              0            0        0              0

     Employment  Contracts.
     ----------------------

     We  have  no  employment  contracts  with  any  employees.

     Stock  Options.
     ---------------

     We have a stock option plan, the major provisions of which Plan are as follows:

     Options granted under the plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. The option committee has granted 332,000 options to non-management employees exercisable over the next five years.

Item  11.     Security  Ownership  of  Certain Beneficial Owners and Management.

     The following table shows information as of December 31, 2001 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:

                                                    No. of Shares     % of Class
                                                    -------------     ----------
T.E.  King  III                                       5,720,964           37.8
3180  Crow  Canyon  Place,  Suite  205
San  Ramon,  CA  94583

Hume  A.  ("Tom")  Thomason                           5,595,963           36.2
3180  Crow  Canyon  Place,  Suite  205
San  Ramon,  CA  94583

Jay  Dee  (JD)  Shiverdaker                                    0             -
97  North  Newport  Drive
Napa,  CA  94559

Stuart  A.  Evans                                        426,716           2.8
2300  North  6th  Street
Concord,  CA  94519

Richard  Michel                                          131,062           0.9
1275-4  Sea  Cliff  Court
Ventura,  CA  93003

Officers and Directors as a Group (5 persons)         11,874,705          79.2


Item  12.     Certain  Relationships  and  Related  Transactions.

     Our company, The KingThomason Group, Inc. ("the Group") was organized by SuperCorp Inc., an Oklahoma corporation, for the purpose of merging it with KingThomason, Inc. ("KingThomason"), an operating company. SuperCorp bought 1,312,500 shares of the Group at $0.001 a share for the purpose of registering them for SuperCorp's distribution of them to its 600 SuperCorp shareholders. An additional 375,000 shares of common stock of the company were purchased at $0.001 a share by T.E. King II, a SuperCorp director and the father of T.E. King III, the president and a director of KingThomason. T.E. King II received these 375,000 shares of common stock of The Group in the capacity of a "finder."

     In  August  2000 the president of KingThomason, T.E. King III, asked Thomas
J. Kenan, Esq., a director and corporate secretary of SuperCorp, if Kenan would accept 50,000 shares of common stock of KingThomason in exchange for $20,000 of the $40,000 legal fees Kenan would earn for drafting the registration statements for the transaction. Mr. Kenan accepted this offer and was issued 50,000 shares of common stock of KingThomason in exchange for $20,000 of his legal services.

     Both of these two persons, T.E. King II and Thomas J. Kenan, either directly or by attribution, are stockholders of SuperCorp. Each received spinoff shares in the pro rata spinoff distribution. Both of these persons may be deemed to be "promoters" or "insiders" of the company who received benefits from the transaction not received by other SuperCorp stockholders.

     There are other persons that may be deemed to be "promoters" or "insiders" - the officers and other directors of SuperCorp, which persons received shares of The Group pro rata with all other SuperCorp shareholders but which persons assisted in the promotion of the spinoff and merger transactions. The identities of all the insiders and promoters, their positions with The Group and with SuperCorp, the securities of The Group and of KingThomason each owns, and his pro rata receipt of spinoff shares are as follows:

                                                     Shares Owned Before
                                                          the Merger
                                                     --------------------
                                                                               Shares
                                                                            Received in
Insider or Promoter    Position with SuperCorp     The Group  KingThomason  the Spinoff
-------------------    -----------------------     ---------  ------------  -----------
T.E. King II           Director of SuperCorp        375,000            0         85,284

Thomas J. Kenan        Director and Secretary
                         of  SuperCorp                    0       50,000         85,284

John E. Adams          Director and President
                         of SuperCorp                     0            0         85,284

George W. Cole         Director of SuperCorp              0            0         87,303

Ronald Wallace         Director of SuperCorp              0            0         85,284

     None of the persons listed in the table above as an insider or promoter has been, in the last five years -

     - the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time,

     - convicted in any criminal proceeding or is now subject to a pending criminal proceeding,

     - subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining , barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

     - found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

     KingThomason's Transactions with Management.  In 1999 KingThomason borrowed
     --------------------------------------------
money  from  the following persons on the following terms for operating capital:


                         Relationship to              Principal   Interest  Maturity
Lender                   KingThomason                  Amount       Rate      Date
------                   ------------------------     ---------    -------  --------
T.E. King III            President  and  Director      $  6,042       6%    05-31-02
Hume A. "Tom" Thomason   Secretary  and  Director      $  3,543       6%    05-31-02
Lloyd  Hartzler          Grandfather of T.E. King III  $ 49,000      10%    05-01-02
Jeff  Thomason           Son of Hume A. Tom Thomason   $ 39,000      10%    07-01-02

Item  13.     Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

          The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

     Exhibit                               Item
     -------                               ----

       2          -     Agreement  of  Merger  of  January 15, 2001, between The
                        KingThomason  Group,  Inc.  and  KingThomason,  Inc.*

       3          -     Articles of  Incorporation  of  The  KingThomason Group,
                        Inc.*

       3.1        -     Articles  of  Merger of The KingThomason Group, Inc. and
                        KingThomason,  Inc.****

       3.2        -     Bylaws  of  The  KingThomason  Group,  Inc.*

      10          -     2000 Stock  Option  Plan  adopted by KingThomason, Inc.*

      10.1        -     Royalty  Agreement  for   Association   Program  between
                        KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

      10.2        -     Payor Agreement between KingThomason, Inc., a California
                        corporation,  and  California  Foundation  for   Medical
                        Care.*

      10.3        -     Executive  General  Agent Agreement between KingThomason
                        Insurance   Company,  Inc.  and   Jefferson  Pilot  Life
                        Insurance  Company.*

      10.4        -     Payor  Agreement   between  KingThomason, Inc. (National
                        Limo   Group)  and  California  Foundation  for  Medical
                        Care.*

      10.5        -     2001  Stock  Option   Plan  adopted  by The KingThomason
                        Group,  Inc.***

      16          -     Letter  of  December  13,  2001  of  Hogan  &  Slovacek.
                        agreeing with the statements made in a Form 8-K by The KingThomason Group, Inc. concerning its change of principal independent accountants.****

      16.1        -     Letter  of  October 9, 2001  of Coates Accountancy Corp.
                        agreeing  with  the  statements  made  in  a Form S-4 by
                        KingThomason,  Inc.   concerning   KingThomason,  Inc.'s
                        change  of  principal  independent  accountants.*+

      21          -     List  of  subsidiaries  of  the  Registrant**

        * Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046
             on May 22, 2001;  incorporated  herein.

        ** Previously filed with Amendment No. 1 to Form SB-2, Commission File #333-60880, EDGAR Accession #0001060830-01-500073 on August 6,
             2001; incorporated  herein.

        *+ Previously filed with Amendment No. 4 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500125
             on October 11, 2001;  incorporated  herein.

        *** Previously filed with Form 10-QSB for the quarterly period ended September 30, 2001, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

        **** Previously filed with Form 8-K,  Commission File #333-60880,  EDGAR
             Accession #0001060830-01-5000181 on December 13, 2001; incorporated herein.


(b)     Forms  8-K

        Form 8-K dated December 7, 2001, reporting Item 2 - Acquisition or Disposition of Assets (merger with KingThomason, Inc.), and Item 4 - Change in Registrant's Certifying Accountant (Commission File #333-60880, EDGAR Accession #0001060830-01-5000181 filed December 13, 2001).

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February  22,  2002               The  KingThomason  Group,  Inc.



                                         By/s/Thomas E. King III
                                            ------------------------------------
                                            T.E.  King  III,  President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  February  22,  2002               /s/Thomas E. King III
                                         ---------------------------------------
                                         T.E. King III, President, Chief
                                           Financial Officer and  Director


Date:  February  22,  2002               /s/Hume A. Tom Thomason
                                         ---------------------------------------
                                         Hume A. "Tom" Thomason,  Secretary  and
                                           Director