Form 10KSB/A
period 2001-12-31
KINGTHOMASON GROUP INC
filed 2002-04-18
CIK 1133116

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.  M.  FULLER  (1920-1999)                              TELEPHONE  405-235-2575
JERRY  TUBB                                              FACSIMILE  405-232-8384
DAVID  POMEROY
TERRY  STOKES
  ---------

OF  COUNSEL:
MICHAEL  A.  BICKFORD
THOMAS  J.  KENAN
ROLAND  TAGUE
BRADLEY  D.  AVEY

                                 April 17, 2002



Tia  Jenkins,  Senior  Assistant  Chief  Accountant
Office  of  Small  Business
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  DC   20549

ATTENTION  AL  PAVOT

                         Re:     The  KingThomason  Group,  Inc.
                                 File  No.  333-60880
                                 12/31/01  Form  10-KSB

Dear  Ms.  Jenkins:

     In response to your comment letter of April 4, 2002, The KingThomason Group, Inc. is filing its Amendment No. 1 to Form 10-KSB-for the fiscal year ended December 31, 2001. Set forth below are the registrant's responses to each of the comments in your April 4, 2002 letter.

1. The audit report on the fiscal 2000 financial statements now appears at page 12.

2. Note 2 to the Consolidated Financial Statements, page 20, has been revised to clearly state the Company's revenue recognition policy and to include an estimated allowance for insurance policy cancellations.

3. The Item 8 disclosures on page 26 have been revised to state that there were no disagreements with the prior accountants through the date they resigned (12/12/01).

       A letter from the prior accountants addressing the revised disclosure is filed as Exhibit 16.2.

4. The paragraph that was at the bottom of page 1, under "Our Business" and that projected revenues of $3.9 million and $24 million in 2002 and 2003, has been eliminated.

     If you have any questions that might be properly handled by conversing with the undersigned, please do so at my telephone number 405-235-2575, fax number
405-232-8384,  or  e-mail  at  kenan@ftpslaw.com.

                                   Sincerely,


                                   /s/  Thomas  J.  Kenan

                                   Thomas  J.  Kenan
                                   e-mail:  kenan@ftpslaw.com

cc:     T.E.  King  III
        Hamid  Kabani,  C.P.A.
        Ed  Bolka,  C.P.A.

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60: $1,875,177.

As of April 16, 2002, there were 15 million shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Item  1   Description  of  Business                                           1
          Business  Development                                               1
          Our  Business                                                       1
          Revenue  by  Sectors                                                4
          Distribution  Methods                                               4
          Dependence  on Major Customers or Suppliers                         5
          Patents,  Trademarks and Licenses                                   5
          Government  Approval  of  Principal  Products  or  Services         5
          Government  Regulations                                             5
          Research  and  Development                                          6
          Environmental  Laws                                                 6
          Employees                                                           6
          Seasonality                                                         6

Item  2   Description  of  Property                                           6

Item  3   Legal Proceedings                                                   6

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders         6

Item  5   Market  for  Common  Equity  and  Related  Stockholder  Matters     7

Item  6   Management's  Discussion  and  Analysis                             7
          Overview                                                            7
          Results  of  operations                                             8
          Sales                                                               8
          Operating  expenses                                                 8
          Net  income  (loss)                                                 9
          Balance  sheet  items                                               9
          Liquidity  and  Capital Resources                                   9

Item  7   Financial  Statements                                              10

Item  8   Changes  In  and  Disagreements  With Accountants on
               Accounting and  Financial  Disclosure                         27

Item  9   Directors, Executive Officers, Promoters and Control Persons       27

Item 10   Executive  Compensation                                            32

          Employment  Contracts                                              33
          Stock  Options                                                     33

Item 11   Security  Ownership  of  Certain  Beneficial  Owners
               and  Management                                               33

Item 12   Certain  Relationships  and  Related  Transactions                 34
          KingThomason's  Transactions  with  Management                     35

Item 13   Exhibits  and  Reports  on  Form  8-K                              36
          Exhibits                                                           36
          Forms  8-K                                                         37

Signatures                                                                   38

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

Item  7.     Financial  Statements.
                                                                            Page
                                                                            ----

     KingThomason,  Inc.  and  Subsidiaries:

     Independent  Auditors'  Report dated January 29, 2002                   11
     Independent  Auditors'  Report dated March 29, 2001                     12
     Consolidated  Balance  Sheet  December  31,  2001                       13
     Consolidated  Statements  of  Operations  for  the  Years  Ended
          December  31,  2001  and  2000                                     14
     Consolidated Statement of Stockholders' Equity (Deficit) for the
          Year Ended December 31, 2001 and 2000                              15
     Consolidated  Statements  of  Cash  Flows  for  the  Year
          Ended December 31, 2001 and 2000                                   16
     Notes  to  Consolidated  Financial  Statements                          17

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

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  and  Board  of  Directors
KingThomason,  Inc.:

     We have audited the accompanying consolidated balance sheet of King Thomason, Inc., a Nevada Corporation and the subsidiaries (the "Company") as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 1999 and for the year then ended were audited by another auditor whose report dated October 24, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KingThomason, Inc. and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
March  29,  2001

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

Revenue  Recognition

Revenue is recognized when earned. Commission income is recognized as of the effective date of the policy. On December 31, 2001, the Company has an allowance for estimated calcellations of insurance, based upon prior history of such insurance policies, amounting to $2,000. Any other adjustments to commissions are recognized in the year in which they occur. Cost of revenue includes direct costs to market and sale various products.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective on December 12, 2001 the principal independent accountant, Hogan & Slovacek of Oklahoma City, Oklahoma, resigned as the Registrant's independent accountant. The reports of Hogan & Slovacek on financial statements of the Company filed with the Securities and Exchange Commission contained no adverse opinions or disclaimers of opinion, and were not modified as to uncertainty, audit scope or accounting principles during the past two years or the interim period to December 12, 2001.

     During the past two years or interim periods prior to December 12, 2001, there were no disagreements between the Company and Hogan & Slovacek, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hogan & Slovacek's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

      10.3        -     Executive  General  Agent Agreement between KingThomason
                        Insurance   Company,  Inc.  and   Jefferson  Pilot  Life
                        Insurance  Company.*

      10.4        -     Payor  Agreement   between  KingThomason, Inc. (National
                        Limo   Group)  and  California  Foundation  for  Medical
                        Care.*

      10.5        -     2001  Stock  Option   Plan  adopted  by The KingThomason
                        Group,  Inc.***

      16          -     Letter  of  December  13,  2001  of  Hogan  &  Slovacek.
                        agreeing with the statements made in a Form 8-K by The KingThomason Group, Inc. concerning its change of principal independent accountants.**** (Superseded by
                        Exhibit 16.2)

      16.1        -     Letter  of  October 9, 2001  of Coates Accountancy Corp.
                        agreeing  with  the  statements  made  in  a Form S-4 by
                        KingThomason,  Inc.   concerning   KingThomason,  Inc.'s
                        change  of  principal  independent  accountants.*+

      16.2        -     Letter  of April 16, 2002  of Hogan & Slovacek, agreeing
                        with the statements made by The KingThomason Group, Inc.
                        concerning   its    change   of   principal  independent
                        accountants.

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


Date:  April  16,  2002                  The  KingThomason  Group,  Inc.



                                         By/s/Thomas E. King III
                                            ------------------------------------
                                            T.E.  King  III,  President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April  16,  2002                  /s/Thomas E. King III
                                         ---------------------------------------
                                         T.E. King III, President, Chief
                                           Financial Officer and  Director


Date:  April  16,  2002                  /s/Hume A. Tom Thomason
                                         ---------------------------------------
                                         Hume A. "Tom" Thomason,  Secretary  and
                                           Director

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                  Amendment No. 1 to Form 10-KSB FYE 12-31-01

     The following exhibitsd are filed, by incorporation by reference, as part of this Amendment No. 1 to Form 10-KSB:


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

      10.3        -     Executive  General  Agent Agreement between KingThomason
                        Insurance   Company,  Inc.  and   Jefferson  Pilot  Life
                        Insurance  Company.*

      10.4        -     Payor  Agreement   between  KingThomason, Inc. (National
                        Limo   Group)  and  California  Foundation  for  Medical
                        Care.*

      10.5        -     2001  Stock  Option   Plan  adopted  by The KingThomason
                        Group,  Inc.***

      16          -     Letter  of  December  13,  2001  of  Hogan  &  Slovacek.
                        agreeing with the statements made in a Form 8-K by The KingThomason Group, Inc. concerning its change of principal independent accountants.**** (Superseded by
                        Exhibit 16.2)

      16.1        -     Letter  of  October 9, 2001  of Coates Accountancy Corp.
                        agreeing  with  the  statements  made  in  a Form S-4 by
                        KingThomason,  Inc.   concerning   KingThomason,  Inc.'s
                        change  of  principal  independent  accountants.*+

      16.2        -     Letter  of April 16, 2002  of Hogan & Slovacek, agreeing
                        with the statements made by The KingThomason Group, Inc.
                        concerning   its    change   of   principal  independent
                        accountants.

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

        **** Previously filed with Form 8-K,  Commission File #333-60880,  EDGAR
             Accession #0001060830-01-5000181 on December 13, 2001; incorporated herein.

                                HOGAN & SLOVACEK
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS
                              Oklahoma City - Tulsa

                301 N.W. 63rd, Suite 290, Oklahoma City, OK 73116
                   Office (405) 848-2020 - Fax (405) 848-7359
          ------------------------------------------------------------
                An Independent Member of the BDO Seidman Alliance





                                 April 16, 2002



Securities  and  Exchange  Commission
Division  of  Corporation  Finance
450  Fifth  Street,  N.W.
Washington,  DC  20549

Re:     The  KingThomason  Group,  Inc.
        Commission  File  #333-60880

Gentlemen:

     We have read Item 8 "Changes In and Disagreements with Accountants on Accounting and Financial Disclosures" of the Amendment No. 1 to Form 10-KSB FYE 12-31-01 to be filed by The KingThomason Group, Inc. We agree with the statements concerning our Firm contained therein.





                                   /s/  Hogan  &  Slovacek

                                   HOGAN  &  SLOVACEK



                                                                    Exhibit 16.2
                                                                Page 1 of 1 Page