Form 10QSB
period 2002-03-31
KINGTHOMASON GROUP INC
filed 2002-05-14
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                          The KingThomason Group, Inc.
             (Exact name of registrant as specified in its charter)

    Nevada                         333-60880                        73-1602395
--------------              -----------------------                -------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   [X]      No  [ ]

As  of  May  6,  2002,  there were  15,000,000 shares of the Registrant's Common
Stock,  par  value  $0.001  per  share,  outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash & cash equivalents                                       $    49,392
     Commission receivable, net of allowance of
        insurance policy cancellations of $2,000                        39,336
                                                                   -----------
               Total current assets                                     88,728

PROPERTY AND EQUIPMENT, net                                             33,033

OTHER ASSETS:
     Deposits                                                            7,677
                                                                   -----------
                                                                   $   129,438
                                                                   ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------

CURRENT LIABILITIES:
     Accrued expenses                                              $    63,360
     Loan from officer                                                   9,590
     Note payable, related parties-current                              88,000
     Note payable, Others                                               30,345
                                                                   -----------
               Total current liabilities                               191,295

Note Payable, Others - Long term                                        36,120

COMMITMENTS:

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001par value;
       10,000,000 shares authorized; none issued                             -
     Common stock, $0.001 par value;
       40,000,000 shares authorized; 15,000,000 shares issued
        and outstanding                                                 15,000
     Additional paid in capital                                        410,417
     Less: Subscription receivable                                     (93,000)
     Shares to be issued                                                43,900
     Accumulated deficit                                              (474,294)
                                                                   -----------
               Total stockholders' deficit                             (97,977)
                                                                   -----------

                                                                       129,438
                                                                   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 & 2001
                                  (Unaudited)

                                                         2002          2001
                                                    ------------   ------------

Revenues
     Securities commission                          $      2,359   $    127,278
     Insurance commission                                  2,804         35,358
                                                    ------------   ------------
          Net revenues                                     5,163        162,636

Total operating expenses                                  62,400        220,615
                                                    ------------   ------------
Loss from operations                                     (57,237)       (57,979)

Non-operating income (expense):
     Interest income                                          60          2,171
     Interest expense                                     (3,130)             -
     Miscellaneous                                             -            391
                                                    ------------   ------------
          Total non-operating income (expense):           (3,070)         2,562
                                                    ------------   ------------

Loss before income taxes                                 (60,307)       (55,417)


Provision for income taxes                                 3,200              -
                                                    ------------   ------------

Net loss                                            $    (63,507)  $    (55,417)
                                                    ============   ============

Basic & diluted weighted average number of
  common stock outstanding                            15,000,000     13,312,500
                                                    ============   ============

Basic & diluted net loss per share                  $     (0.004)  $     (0.004)
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 & 2001
                                  (UNAUDITED)


                                                         2002          2001
                                                    ------------   ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                       $    (63,507)  $    (55,417)
     Adjustments to reconcile net loss to
       net cash used in operating  activities:
         Depreciation  and  amortization                   2,462          2,061
         (Increase)/decrease in current assets:
           Commission receivable, net of
           allowance of insurance policy                    (567)             -
         Increase/(decrease) in current liabilities:
           Accrued  expenses                               9,217              -
                                                    ------------   ------------
     Net cash used in operating activities               (52,395)       (53,356)
                                                    ------------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Net  proceeds  from  Loans                         12,285              -
       Receipt  of  additional  working  capital               -            895
       Receipt of cash for shares to be issued            43,900
                                                    ------------   ------------
     Net cash provided by financing activities            56,185            895
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS         3,790        (52,461)

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE           45,602        184,049
                                                    ------------   ------------

CASH  &  CASH  EQUIVALENTS,  ENDING  BALANCE        $     49,392   $    131,588
                                                    ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

King Thomason, Inc. ("the Company"), was incorporated in the state of Nevada on July 21, 2000. The Company's activities from inception until December 31, 2000 consisted primarily of reviewing possible business opportunities and developing the business model.

Pursuant  to  reorganization  agreement  dated  December  31,  2000, the Company
acquired  one  hundred  percent  (100%)  of   the  common  shares  of  following
subsidiaries:

(1)     King  Thomason,  Inc.  CA  (KTI):

KTI was incorporated in the state of California on September 11, 1998 to market and sell the cash security retirement plan and personal lines of insurance including homeowners and automobile. KTI's activities from inception until June 30, 2001 consisted primarily of acting as a broker for insurance companies working on commission.

(2)     King  Thomason  Financial  Services,  Inc.  (KTFS):

KTFS was incorporated in the state of California on April 7, 1999, to market and sell the financial and estate planning service, assets management services and the sell of stocks, bond and mutual funds.

(3)     King  Thomason  Insurance  Marketing,  Inc.  (KTIM):

KTIM was incorporated in the state of California on January 28, 2000 to market and sell insurance policies. The Company began its operations in the period ended June 30, 2001. KTIM's activities consisted primarily of acting as a broker for dental insurance companies working on commission.

(4)     King  Thomason  National  Limousine  Program,  Inc.  (KTNL):

KTNL  was  incorporated  in the state of California on August 17, 2000 to market
and  sell  physical   damage  and  liability  insurance  program  for  limousine companies.  The  Company  did  not  have  any  activity  since  its  inception.

(5)     King  Thomason  Credit  Card  Services,  Inc.  (KTCC):

                      KING THOMASON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the period ended March 31, 2002, include the accounts of KTGI and KT's 100% wholly owned subsidiaries, KTI, KTFS & KTIM. There was no activity for the period ended March 31, 2002 for KTNL, KTCC, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

For accounting purposes, the transaction between KTGI and KT has been treated as a recapitalization of KTGI, with KT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

For accounting purposes, the transaction between KT and its subsidiaries on December 31, 2000, has been treated as a recapitalization of KT, with KTI & KTFS as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of King Thomason, Inc. have been included with those of KTI & KTFS.

                      KING THOMASON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

2.     RECENT  PRONOUNCEMENTS

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

                      KING THOMASON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.     STOCKHOLDERS'  EQUITY  -  Shares  to  be  issued

The Company received $43,900 for 43,900 shares of common stock to be issued, during the quarter ended March 31, 2002. No shares were issued during the quarter ended March 31, 2002.

4.     COMMITMENTS

The company leases its office facility under a five-year lease that commenced July 15, 1999. Monthly rental under the lease is $7,677. Minimum annual rentals for twelve-month periods ended, subsequent to March 31, 2002 are as follows:

                  Year                             Amount
                  ----                           ---------
                  2003                              92,127
                  2004                              92,127
                  2005                              38,387
                                                ----------
                  Total                         $  222,641
                                                ==========

5.     MERGER

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

6.     EARNING  PER  SHARE

Earnings per share for the three month periods ended March 31, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

7.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and interest during the period ended March 31, 2002 and 2001.

                      KING THOMASON, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $472,294. The Company's total liabilities exceed its total assets by $97,977. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

9.     RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the three-month period ended March 31, 2002 presentation.

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

     Results  of Operations - First Quarter of 2002 Compared to First Quarter of
     ---------------------------------------------------------------------------
     2001
     ----

     KingThomason's  revenues  for  Q1  2002  were  far below those of Q1 2001 -
$5,163 in Q1 2002 compared to $162,636 in Q1 2001. The reasons for the decrease in revenues were two-fold - the general slowing of the economy and the effect it has had on the financial services industry. Secondly, a significant portion of our available resources were allocated to bringing the Basic Major Medical Plan and the Medical Accounts Receivable Credit Card Program to market, neither of which is expected to be affected by the condition of the overall economy.

     Operating expenses dropped 72 percent during Q1 2002 as compared with Q1 2001. Operating expenses decreased by $158,215 from $220,615 in Q1 2001 to $62,400 in Q1 2002.

     KingThomason had a net loss from operations of $63,507 for Q1 2002, up from a net loss of $55,417 for Q1 2001, an $8,090 or a 14.6 percent increase. We covered the loss with loans of $12,285, sales of stock of $43,900 and an increase in accrued expenses of $9,217.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance was $49,392 as of March 31, 2002 as compared to $45,062 on January 1, 2002. Net cash used in operating activities was $52,395 as compared to net cash used of $53,356 in the corresponding period last year. The net cash use was mainly due to a net loss of $63,507 for the quarter ended March 31, 2002. Net cash provided by financing activities amounted to $56,185 as compared to $895 provided in the corresponding period last year The increase was mainly due to receipt of cash for shares to be issued amounting to $43,900 in the quarter ended March 31, 2002. Net increase in cash and cash equivalents for the three-month period ended March 31, 2002 was $3,790 as compared to a net decrease of $52,461 in the corresponding period last year. Cash and cash equivalents were $49,392 on March 31, 2002 as compared to $131,588 on Marcxh 31, 2002.

     OUTLOOK

     During the first quarter substantial time and effort were spent seeking the funds required to initiate the Medical Accounts Receivable Credit Card Program as well as finalizing all the agreements and regulatory hurdles required to initiate sales of our new Basic Major Medical Policy.

     Two factors will affect the rate of implementation of our business plan. First, the timing of the receipt of $3,000,000 to $5,000,000 from sales of a debenture by our investment banking firm designated to fund the Credit Card
Program. Second, the sales rate of our Basic Major Medical Plan, slated to begin June 1.


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

     10.4          -     Payor  Agreement    between    KingThomason,  Inc.,  a
                         California  corporation,   and  California  Foundation
                         for  Medical  Care.*

     10.5          -     Executive  General Agent Agreement between KingThomason
                         Insurance  Company,  Inc.  and   Jefferson  Pilot  Life
                         Insurance  Company.*

     10.6          -     Payor  Agreement  between  KingThomason, Inc. (National
                         Limo  Group)  and  California  Foundation  for  Medical
                         Care.*

     10.7          -     2001  Stock  Option  Plan  adopted  by The KingThomason
                         Group,  Inc.**

     * Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22,
2001;  incorporated  herein.

     **     Previously  filed   with   Form  10-QSB  09-30-01,  Commission  File
#333-60880,   EDGAR  Accession  #0001060830-01-500136  on   November  13,  2001;
incorporated  herein.


(b)     Forms  8-K

     Amendment No. 1 to Form 8-K dated December 7, 2001, filing Financial Statements for December 31, 2001 (Commission File #333-60880, EDGAR Accession #0001060830-02-000018 filed February 11, 2002) [amending the Form 8-K reporting
Item 2 - Acquisition or Disposition of Assets (merger with KingThomason, Inc.), and Item 4 - Change in Registrant's Certifying Accountant (Commission File #333-60880, EDGAR Accession #0001060830-01-5000181 filed December 13, 2001).

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May  13,  2002                         The  KingThomason  Group,  Inc.


                                              By:/s/  T.E.  King  III
                                                 -------------------------------
                                                 T.E.  King  III,  President