Form 10QSB
period 2002-06-30
KINGTHOMASON GROUP INC
filed 2002-08-19
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

As of August 8, 2002, there were 15,098,900 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                  (Unaudited)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash  &  cash  equivalents                                     $    14,618
     Commission receivable, net of allowance of
       insurance policy  cancellations  of  $2,000                       39,336
                                                                    -----------
            Total  current  assets                                       53,954

PROPERTY  AND  EQUIPMENT,  net                                           30,571

OTHER  ASSETS:
     Deposits                                                             7,677
                                                                    -----------

                                                                    $    92,202
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                    ----------------------------------------

CURRENT  LIABILITIES:
     Accrued  expenses                                              $    90,766
     Loan  from  officer                                                  9,590
     Note  payable,  related  parties-current                            88,000
     Note  payable,  Others                                              31,516
                                                                    -----------
            Total  current  liabilities                                 219,872

Note  Payable,  Others  -  Long  term                                    36,120

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  $0.001par  value;
       10,000,000  shares  authorized;  none  issued                          -
     Common  stock,  $0.001  par  value;
       40,000,000  shares  authorized;  15,000,000 shares
       issued  and  outstanding                                          15,000
     Additional  paid  in  capital                                      410,417
     Less:  Subscription  receivable                                    (93,000)
     Shares  to  be  issued                                              68,900
     Accumulated  deficit                                              (565,107)
                                                                    -----------
            Total  stockholders'  deficit                              (163,790)
                                                                    -----------

                                                                    $    92,202
                                                                    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          For the three month period   For the six month period
                                ended June 30,             ended June 30,
                              2002         2001          2002          2001
                           -----------  ------------   -----------  -----------
Revenues
  Securities commission    $       251  $     58,520   $     2,610  $    65,284
  Insurance commission          12,069        13,328        14,873       48,686
                           -----------  ------------   -----------  -----------
      Net revenues              12,320        71,848        17,483      113,970

Total operating expenses        99,142       168,094       161,542      388,709
                           -----------  ------------   -----------  -----------

Loss  from  operations         (86,822)      (96,246)     (144,059)    (274,739)

Non-operating income
  (expense):
    Interest  income                26           851            86        3,022
    Interest expense            (3,130)       (6,459)       (6,260)      (6,459)
                           -----------  ------------   -----------  -----------
      Total non-operating
      income (expense):         (3,104)       (5,608)       (6,174)      (3,437)
                           -----------  ------------   -----------  -----------

Loss before income taxes       (89,926)     (101,854)     (150,233)    (278,176)

Provision for income taxes         887         3,200         4,087        3,200
                           -----------  ------------   -----------  -----------

Net loss                   $   (90,813) $   (105,054)  $  (154,320) $  (281,376)
                           ===========  ============   ===========  ===========

Basic & diluted weighted
  average  number  of
  common stock outstanding  15,000,000    13,312,500    15,000,000   13,312,500
                           ===========  ============   ===========  ============

Basic & diluted net
  loss per share           $    (0.006) $     (0.008)  $    (0.010) $    (0.021)
                           ===========  ============   ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 & 2001
                                  (Unaudited)

                                                             2002        2001
                                                          ----------  ----------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                                               $(154,320)  $(281,376)
  Adjustments to reconcile net loss to net cash used
    in operating  activities:
    Depreciation  and  amortization                           4,924       9,794
    (Increase)/decrease  in  current  assets:
      Commission receivable, net of allowance of
        insurance policy                                       (567)    130,950
      Deposit                                                     -      (2,000)
    Increase/(decrease)  in  current  liabilities:
      Accrued  expenses                                      36,623      10,832
                                                          ---------   ---------
Net  cash  used  in  operating  activities                 (113,340)   (131,800)
                                                          ---------   ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Acquisition  of  property  &  equipment                         -      (1,181)
                                                          ---------   ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Net  proceeds  from  Loans                                13,456      (4,054)
   Receipt of cash against subscription receivable                -      25,000
   Receipt of cash for shares to be issued                   68,900           -
                                                          ---------   ---------

Net  cash  provided  by  financing  activities               82,356      20,946
                                                          ---------   ---------

NET  DECREASE  IN  CASH  &  CASH  EQUIVALENTS               (30,984)   (112,035)


CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE              45,602     184,049
                                                          ---------   ---------

CASH  &  CASH  EQUIVALENTS,  ENDING  BALANCE              $  14,618   $  72,014
                                                          =========   =========




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

Pursuant  to  reorganization  agreement  dated  December  31,  2000, the Company
acquired  one  hundred   percent  (100%)  of  the  common  shares  of  following
subsidiaries:

(1)     King  Thomason,  Inc.  CA  (KTI):

KTI was incorporated in the state of California on September 11, 1998 to market and sell the cash security retirement plan and personal lines of insurance including homeowners and automobile. KTI's activities consisted primarily of acting as a broker for insurance companies working on commission.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the period ended June 30, 2002, include the accounts of KTGI and it's 100% wholly owned subsidiaries, KTI, KTFS & KTIM. There was no activity for the period ended June 30, 2002 for KTNL, KTCC, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

For accounting purposes, the transaction between KTGI and KT has been treated as a recapitalization of KTGI, with KT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests with KTGI as the surviving entity.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


For accounting purposes, the transaction between KT and its subsidiaries on December 31, 2000, has been treated as a recapitalization of KT, with KTI & KTFS as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

3.     STOCKHOLDERS'  EQUITY

The Company received $68,900 for 68,900 shares of common stock to be issued, during the period ended June 30, 2002. No shares were issued during the period ended June 30, 2002.

4.     COMMITMENTS

The company leases its office facility under a five-year lease that commenced July 15, 1999. Monthly rental under the lease is $7,677. Minimum annual rentals for twelve-month periods ended, subsequent to June 30, 2002 are as follows:

                     Year                            Amount
                     ----                          ----------
                     2003                              92,127
                     2004                              92,127
                     2005                              38,387
                                                   ----------
                     Total                         $  222,641
                                                   ==========

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.     MERGER

KTGI agreed on January 15, 2001, to merge with KT. KTGI is the surviving corporation (Survivor), but former shareholders of KT will elect all directors and officers of the Survivor. All outstanding stock of KT in the hands of its stockholders were cancelled and converted into 13,312,500 shares of Common Stock of the Company when the merger became effective. Former officers, directors and shareholders of SuperCorp. (Parent company of KTGI) received 1,687,500 shares. After the merger, the former shareholders of KT own 88.75% of the total voting shares of the Company. The merger of KTGI and KT qualifies as a nontaxable reorganization under the tax laws of the United States. For accounting purposes, the transaction has been treated as a recapitalization of KTGI, with KT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

6.     EARNING  PER  SHARE

Earnings per share for the six month periods ended June 30, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

7.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,011 for income tax and $562 interest during the period ended June 30, 2002 and $0 for income tax and interest in 2001.

8.     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $565,107. The Company's total liabilities exceed its total assets by $163,790. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, the Company received $68,900 for 68,900 shares of common stock to be issued, during the period ended June 30, 2002.

9.     RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the six-month period ended June 30, 2002 presentation.

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

     Results  of  Operations - Second Quarter of 2002 Compared to Second Quarter
     ---------------------------------------------------------------------------
     of  2001
     --------

     KingThomason's revenues for Q2 2002 were far below those of Q2 2001 - $12,320 in Q2 2002 compared to $71,848 in Q2 2001. The reasons for the decrease in revenues were two-fold - the general slowing of the economy and the effect it has had on the financial services industry. Secondly, a significant portion of our available resources were allocated to bringing the Basic Major Medical Plan and the Medical Accounts Receivable Credit Card Program to market, neither of which is expected to be affected by the condition of the overall economy.

     Operating expenses dropped 41 percent during Q2 2002 as compared with Q2 2001. Operating expenses decreased by $68,952 from $168,094 in Q2 2001 to $99,142 in Q2 2002.

     KingThomason had a net loss of $90,813 for Q2 2002, down from a net loss of $105,054 for Q2 2001, a $14,241 reduction or a 13.6 percent decrease. We covered the loss with loans of $12,285, sales of stock of $43,900 and an increase in accrued expenses of $9,217.

     Results  of  Operations - First Half of 2002 Compared to First Half of 2001
     ---------------------------------------------------------------------------

     KingThomason's revenues for the first half of 2002 were far below those of the first half of 2001 - $17,483 in the first half of 2002 compared to $113,970 in the first half of 2001. The reasons for the decrease in revenues were two-fold - the general slowing of the economy and the effect it has had on the financial services industry. Secondly, a significant portion of our available resources were allocated to bringing the Basic Major Medical Plan and the Medical Accounts Receivable Credit Card Program to market, neither of which is expected to be affected by the condition of the overall economy.

     Operating expenses dropped 58.4 percent during the first half of 2002 as compared with the first half of 2001. Operating expenses decreased by $227,167 from $388,709 in the first half of 2001 to $161,542 in the first half of 2002.

     KingThomason had a net loss of $154,320 for the first half of 2002, down from a net loss of $281,376 for the first half of 2001, a $127,056 reduction or a 45.2 percent decrease. We covered the loss with loans of $13,456, sales of stock of $68,900 and an increase in accrued expenses of $36,623.

     Liquidity  and  Capital  Resources
     ----------------------------------

     The Company's cash balance was $14,618 as of June 30, 2002 as compared to $49,392 on March 31, 2002. Net cash used in operating activities was $113,340 as compared to net cash used of $ 131,800 in the corresponding period last year. The net cash use was mainly due to a net loss of $154,320 for the first half of 2002. Net cash provided by financing activities amounted to $82,356 as compared to $20,946 provided in the corresponding period last year. The increase was mainly due to receipt of cash for shares to be issued amounting to $68,900 in the six months ended June 30, 2002. Net decrease in cash and cash equivalents for the six-month period ended June 30, 2002 was $30,984 as compared to a net decrease of $112,035 in the corresponding period last year. Cash and cash equivalents were $14,618 on June 30, 2002 as compared to $72,014 on June 30, 2001.

     OUTLOOK

     During the second quarter substantial time and effort were spent seeking the funds required to initiate the Medical Accounts Receivable Credit Card Program as well as finalizing all the agreements and regulatory hurdles required to initiate sales of our new Basic Major Medical Policy.

     Two factors will affect the rate of implementation of our business plan. First, the timing of the receipt of $3,000,000 to $5,000,000 from sales of a debenture designated to fund the Credit Card Program. Second, the sales rate of our Basic Major Medical Plan, which began June 1.


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

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August  16,  2002                    The  KingThomason  Group,  Inc.


                                            By:/s/  Thomas  E.  King  III
                                               ---------------------------------
                                               T.E.  King  III,  President

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of The KingThomason Group, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, T.E. King III, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/  Thomas  E.  King  III
Dated:  August  16,  2002                 --------------------------------------
                                          T.E.  King  III
                                          Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of The KingThomason Group, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, T.E. King III, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/  Thomas  E.  King  III
Dated:  August  16,  2002                 --------------------------------------
                                          T.E.  King  III
                                          Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.