Form 10QSB
period 2002-09-30
KINGTHOMASON GROUP INC
filed 2002-11-13
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                          The KingThomason Group, Inc.
             (Exact name of registrant as specified in its charter)

    Nevada                         333-60880                        73-1602395
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

As of November 5, 2002, there were 15,090,300_shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page

Consolidated  Balance  Sheet  September  30,  2002  (Unaudited)                3
Consolidated  Statements  of  Operations  (Unaudited)                          4
Consolidated  Statements  of  Cash  Flows  for  the  Nine  Month
     Period  Ended  September  30,  2002  and  2001  (Unaudited)               5
Notes  to  Unaudited  Consolidated  Financial  Statements                      7

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (Unaudited)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
    Cash & cash equivalents                                        $     41,517
    Commission receivable, net of allowance of insurance policy
        cancellations of $2,000                                           7,572
                                                                   ------------
             Total current assets                                        49,089

PROPERTY AND EQUIPMENT, net                                              30,325

OTHER  ASSETS:
     Deposits                                                             7,677
                                                                   ------------
                                                                   $     87,091
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                    ----------------------------------------

CURRENT  LIABILITIES:
     Accrued expenses                                              $     79,134
     Loan from officer                                                    9,590
     Note payable, related parties-current                               88,000
     Note payable, Others                                                33,991
                                                                   ------------
               Total current liabilities                                210,715

Note Payable, Others - Long term                                         36,120

CONVERTIBLE DEBENTURE                                                   190,000
                                                                   ------------
               Total liabilities                                        436,835

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  $0.001 par  value;
       10,000,000  shares  authorized;  none  issued                          -
     Common  stock,  $0.001  par  value;
       40,000,000  shares  authorized;  15,098,900  shares  issued
       and outstanding                                                   15,099
     Additional paid in capital                                         479,218
     Less: Subscription receivable                                      (93,000)
     Accumulated deficit                                               (751,061)
                                                                   ------------
               Total stockholders' deficit                             (349,744)
                                                                   ------------
                                                                   $     87,091
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          For the three month period   For the nine month period
                              ended September 30,          ended September 30,
                              2002           2001          2002           2001
                           -----------  -----------    ------------  ------------
Revenues
  Securities commission    $     1,742  $    21,797    $      4,352  $     87,081
  Insurance commission           2,089       43,900          16,962        92,586
                           -----------  -----------    ------------  ------------
      Net revenues               3,831       65,697          21,314       179,667

Total operating expenses       181,443      101,696         342,985       490,405
                           -----------  -----------    ------------  ------------

Loss  from  operations        (177,612)     (35,999)       (321,671)     (310,738)

Non-operating income
  (expense):
    Interest  income               129          507             215         3,529
    Interest expense            (4,273)          28         (10,533)       (6,431)
                           -----------  -----------    ------------  ------------
      Total non-operating
        income (expense):       (4,144)         535         (10,318)       (2,902)
                           -----------  -----------    ------------  ------------

Loss before income taxes      (181,756)     (35,464)       (331,989)     (313,640)

Provision for income taxes       4,198            -           8,285         3,200
                           -----------  -----------    ------------  ------------

Net loss                   $  (185,954) $   (35,464)   $   (340,274) $   (316,840)
                           ===========  ===========    ============  ============

Basic & diluted weighted
  average number of
  common stock outstanding  15,090,300   13,312,500      15,030,543    13,312,500
                           ===========  ===========    ============  ============

Basic & diluted net
  loss per share           $    (0.012) $    (0.003)   $     (0.023) $     (0.024)
                           ===========  ===========    ============  ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 & 2001
                                  (Unaudited)

                                                           2002         2001
                                                        -----------  -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                           $ (340,274)  $ (316,840)
     Adjustments  to  reconcile  net  loss  to
     net  cash  used  in  operating  activities:
       Depreciation  and  amortization                       5,170        9,794
       Bad  debts                                           31,764            -
       (Increase)/decrease  in  current  assets:
         Commission receivable, net of allowance
         of insurance policy                                  (567)     130,950
         Deposit                                                 -            -
       Increase/(decrease) in current liabilities:
         Accrued  expenses                                  24,991       (1,266)
                                                        ----------  -----------
         Net cash used in operating activities            (278,916)    (177,362)
                                                        ----------  -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
       Acquisition  of  property  &  equipment                   -       (1,180)
                                                        ----------  -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Net  proceeds  from  loans                             15,931       10,336
     Proceeds  from  transfer  fund                              -          895
     Issuance  of  convertible  debenture                  190,000            -
     Payment  of  loans                                          -      (14,500)
     Receipt of cash against subscription receivable             -       25,000
     Issuance  of  shares  for  cash                        68,900            -
     Receipt of cash for shares to be issued                     -       40,000
                                                        ----------  -----------
       Net cash provided by financing activities           274,831       61,731
                                                        ----------  -----------

NET  DECREASE  IN  CASH  &  CASH  EQUIVALENTS               (4,085)    (116,811)

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE             45,602      184,049
                                                        ----------  -----------

CASH  &  CASH  EQUIVALENTS,  ENDING  BALANCE            $   41,517  $    67,238
                                                        ==========  ===========

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

King Thomason, Inc. (KT) was incorporated in the state of Nevada on July 21, 2000. KT's activities from inception until December 31, 2000 consisted primarily of reviewing possible business opportunities and developing the business model.

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

(4)     King  Thomason  National  Limousine  Program,  Inc.  (KTNL):

KTNL was incorporated in the state of California on August 17, 2000 to market and sell physical damage and liability insurance program for limousine companies. KTNL did not have any activity since its inception.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(5)     King  Thomason  Credit  Card  Services,  Inc.  (KTCC):

KTCC was incorporated in the state of California on January 28, 2000 to underwrite and issue a private label credit card for use with its medical and dental insurance products. The Company did not have any activity until August 2002. No revenue was generated since its inception.

(6)     King  Thomason  Franchising,  Inc.  (KTFI):

KTFI was incorporated in the state of California on August 17, 2000 to franchise a "Financial Center" to offer and sell various financial and insurance products. KTFI did not have any activity since its inception.

(7)     King  Thomason  Insurance  Company,  Inc.  (KTIC):

KTIC was incorporated in the state of California on January 28, 2000, to market and sell Medical insurance policies. KTIC did not have any activity since its inception.

(8)     King  Thomason  Independent  Mortgage,  Inc.  (KTIMI):

KTIMI was incorporated in the state of California on January 28, 2000, to market and sell mortgage services. KTIMI did not have any activity since its inception.

(9)     King  Thomason  Asset  Management,  Inc.  (KTAM):

KTAM was incorporated in the state of California on January 28, 2000, to market and sell proprietary index mutual funds. KTAM did not have any activity since its inception.

(10)     King  Thomason  Investment  Card,  Inc.  (KTICI):

KTICI was incorporated in the state of California on January 28, 2000, to market and sell investment credit card. KTICI did not have any activity since its inception.

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the period ended September 30, 2002, include the accounts of KTGI and it's 100% wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM (collectively, the "Company"). There was no activity for the period ended September 30, 2002 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI. All significant inter-company accounts and transactions have been eliminated in consolidation.

For accounting purposes, the transaction between KTGI and KT on December 7, 2001, has been treated as a recapitalization of KTGI, with KT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests with KTGI as the surviving entity.

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

Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

3.     CONVERTIBLE  DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures") and on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002.

The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

4.     STOCKHOLDERS'  EQUITY

The Company commenced two private placement offerings to accredited investors during the nine-month period ended September 30, 2002. The offering was made pursuant to exemptions from registration which are available under the Regulation D, Rule 506 of The Securities Act of 1933. The offering terminated in 90 days after its commencement. The offering terms were as follows:

          a. 200,000 shares of restricted common stock at $1.00 per share. The Company sold 43,900 shares for $43,900 under the offering.

          b. 100,000 shares of restricted common stock at $0.45 per share. The Company sold 55,000 shares for $25,000 under the offering.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.     COMMITMENTS

The company leases its office facility under a five-year lease that commenced July 15, 1999. Monthly rental under the lease is $7,677. Minimum annual rentals for twelve-month periods ended, subsequent to September 30, 2002 are as follows:

          Year                             Amount
          ----                           ---------
          2003                              92,127
          2004                              92,127
          2005                              15,356
                                         ---------
          Total                          $ 199,610
                                         =========

6.     MERGER

KTGI agreed on January 15, 2001, to merge with KT. KTGI is the surviving corporation (Survivor), but former shareholders of KT elected all the directors and officers of the Survivor. All outstanding stock of KT in the hands of its stockholders were cancelled and converted into 13,312,500 shares of Common Stock of the Company when the merger became effective. Former officers, directors and shareholders of SuperCorp. (Parent company of KTGI) received 1,687,500 shares. After the merger, the former shareholders of KT own 88.75% of the total voting shares of the Company. The merger of KTGI and KT qualifies as a nontaxable reorganization under the tax laws of the United States. For accounting purposes, the transaction has been treated as a recapitalization of KTGI, with KT as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests.

7.     EARNING  PER  SHARE

Earnings per share for the nine month periods ended September 30, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

8.     SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $6,500 for income tax and $562 interest during the period ended September 30, 2002 and $0 for income tax and interest in 2001.

9.     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $751,061 at September 30, 2002. The Company's total liabilities exceed its total assets by $349,744. In view of the matters

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, the Company received $68,900 for 98,900 shares of common stock, during the period ended September 30, 2002 (note 4).

10.    RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the nine-month period ended September 30, 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - Third Quarter of 2002 Compared to Third Quarter of
     ---------------------------------------------------------------------------
     2001
     ----

     KingThomason's revenues for Q3 2002 were far below those of Q3 2001 - $3,831 in Q3 2002 compared to $65,697 in Q3 2001. When it became apparent in late June that the prospects for the Total Recovery Medical Accounts Receivable Credit Card Program and the SpectraOne Basic Major Medical Plan were so compelling, management made a strategic decision to de-emphasize all other aspects of the Group and allocate all available resources and manpower toward developing these two products in an effort to bring them both to market at the earliest possible moment.

     Operating expenses increased 78 percent during Q3 2002 as compared with Q3 2001. Operating expenses increased by $79,747 from $101,696 in Q3 2001 to $181,443 in Q3 2002.

     KingThomason had a net loss of $185,954 for Q3 2002, up from a net loss of $35,464 for Q3 2001, a $150,490 increase or a 424 percent increase. We covered the loss with loans of $190,000.

     Results  of  Operations  -  First  Three Quarters of 2002 Compared to First
     ---------------------------------------------------------------------------
     Three  Quarters  of  2001
     -------------------------

     KingThomason's revenues for the First Three Quarters of 2002 were far below those of the First Three Quarters of 2001 - $21,314 in the First Three Quarters of 2002 compared to $179,667 in the First Three Quarters of 2001. The reasons for the decrease in revenues were two-fold - the general slowing of the economy and the effect it has had on the financial and insurance services industry. Secondly, as stated above, when it became apparent in late June that the prospects for the TotalRecovery Medical Accounts Receivable Credit Card Program and the SpectraOne Basic Major Medical Plan were so compelling, management made a strategic decision to de-emphasize all other aspects of the Group and allocate all available resources and manpower toward developing these two products in an effort to bring them both to market at the earliest possible moment.

     Operating expenses dropped 30 percent during the First Three Quarters of 2002 as compared with the First Three Quarters of 2001. Operating expenses decreased by $147,420 from $490,405 in the First Three Quarters of 2001 to $342,985 in the First Three Quarters of 2002.

     KingThomason had a net loss of $340,274 for the First Three Quarters of 2002, up from a net loss of $316,840 for the First Three Quarters of 2001, a $23,434 increase or a 7 percent increase. We covered the loss with loans of $190,000, sales of stock of $68,900 and an increase in accrued expenses of $24,991.

     Liquidity  and  Capital  Resources
     ----------------------------------

     The Company's cash balance was $41,517 as of September 30, 2002 as compared to $14,618 on June 30, 2002. Net cash used in operating activities was $278,916 as compared to net cash used of $177,362 in the corresponding period last year. The net cash use was mainly due to a net loss of $340,274 for the First Three Quarters of 2002. Net cash provided by financing activities amounted to $274,831 as compared to $61,731 provided in the corresponding period last year. The increase was mainly due to the issuance of convertible debentures in the amount of $190,000 and receipt of cash for shares to be issued amounting to $68,900 in the nine months ended September 30, 2002. Net decrease in cash and cash equivalents for the nine-month period ended September 30, 2002 was $4,085 as compared to a net decrease of $116,811 in the corresponding period last year. Cash and cash equivalents were $41,517 on September 30, 2002 as compared to $67,238 on September 30, 2001.

     OUTLOOK

     During the Third Quarter, substantial time and effort were spent getting the new TotalRecovery Medical Accounts Receivable Credit Card Program as well as the unique SpectraOne Basic Major Medical Policy to market. The SpectraOne Basic Major Medical Plan started sales November 1st of this year and the TotalRecovery Medical Accounts Receivable Credit Card Program has issued its First credit cards. Both are generating significant interest in the marketplace. With both of these proprietary new and unique products in the marketplace being sold, the Company anticipates being cash flow positive by the end of the first quarter of 2003.

     Two factors will affect the rate of implementation of our business plan. First, the timing of the receipt of $3,000,000 to $10,000,000 from sales of a debenture designated to fund the TotalRecovery Credit Card Program. Second, the sales rate of our SpectraOne Basic Major Medical Plan, which began November 1.

Item  3.   Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

Date:  November  11,  2002                 The  KingThomason  Group,  Inc.


                                           By:/s/  Thomas  E.  King  III
                                              ----------------------------------
                                              T.E.  King  III,  President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  T.E.  King  III,  Chief  Executive  Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The KingThomason Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  11,  2002               /s/Thomas  E.  King  III
                                         ---------------------------------------
                                         T.E.  King  III
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  T.E.  King  III,  Chief  Financial  Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The KingThomason Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  11,  2002               /s/Thomas  E.  King  III
                                         ---------------------------------------
                                         T.E.  King  III
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of The KingThomason Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, T.E. King III, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/Thomas  E.  King  III
Dated:  November  11,  2002            -----------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of The KingThomason Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, T.E. King III, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/Thomas  E.  King  III
Dated:  November  11,  2002            -----------------------------------------
                                       T.E.  King  III
                                       Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.