Form 10KSB
period 2002-12-31
KINGTHOMASON GROUP INC
filed 2003-03-31
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

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

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $22,900

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,053,219 as of March 20, 2003

As of March 17, 2003, there were 15,142,400 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Item  1   Description  of  Business                                            1
          Business  Development                                                1
          Our  Business                                                        1
          Revenue  by  Sectors                                                 3
          Distribution  Methods                                                3
          Dependence  on Major Customers or Suppliers                          3
          Patents,  Trademarks and Licenses                                    3
          Government  Approval  of  Principal  Products  or  Services          3
          Government  Regulations                                              4
          Research  and  Development                                           4
          Environmental  Laws                                                  4
          Employees                                                            4
          Seasonality                                                          4

Item  2   Description  of  Property                                            4

Item  3   Legal Proceedings                                                    4

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders          4

Item  5   Market  for  Common  Equity  and  Related  Stockholder  Matters      5

Item  6   Management's  Discussion  and  Analysis                              5
          Results  of  operations                                              5
          Outlook                                                              6
          Balance  sheet  items                                                6
          Liquidity  and  Capital Resources                                    7

Item  7   Financial  Statements                                                7

Item  8   Changes  In  and  Disagreements  With Accountants on Accounting
               and  Financial  Disclosure                                     25

Item  9   Directors,  Executive  Officers,  Promoters and Control Persons     25

Item 10   Executive  Compensation                                             29
          Employment  Contracts                                               30
          Stock  Options                                                      30

Item 11   Security  Ownership  of  Certain  Beneficial  Owners
               and  Management                                                30

Item 12   Certain  Relationships  and  Related  Transactions                  31

Item 13   Exhibits  and  Reports  on  Form  8-K                               33
          Exhibits                                                            33
          Forms  8-K                                                          34

Item 14   Controls  and Procedures                                            34

Signatures                                                                    35

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

Our  Business.
--------------

     We specialize in creating, developing, and marketing, across our divisions, high margin, proprietary, insurance and financial service products for overlooked and/or underdeveloped niche markets. Our proprietary insurance and financial services products accounted for 40 percent of 2000 net revenues, 50 percent of 2001's and 60 percent of 2002's, years principally devoted to research and product development. Now that our TotalRecovery Medical Accounts Receivable Credit Card Program and our SpectraOne Basic Major Medical Plan have come on stream, our proprietary products should exceed 90 percent of 2003's net revenues.

     Our insurance operations operate much as an insurance company but we are not involved directly in the adjudication of claims or issuance of policies. Of significant importance, we assume no insurance underwriting risk. This is made possible through reinsurance treaties. It is affordable because of higher profit margins on our proprietary insurance products. Further, because of our unusual corporate structure, we do not require the traditional large staff and physical facility normally associated with large insurance operations. We can still grow at high rates while recording significantly higher-than-industry profit margins.

     The following is a brief description of our two principal operating divisions:

     1.   KingThomason  Credit  Card  Services

          This is the TotalRecovery Medical Accounts Receivable Credit Card Program that contracts with physicians and hospitals to convert their outstanding patient-pay accounts receivable into performing credit card assets.

These assets, once "seasoned" as performing credit cards (a 12-month period), can be readily sold in liquid asset backed securities markets, currently at 118% of par. KingThomason retains 30 percent of the proceeds from the sale of the assets, with 70 percent being paid to the physicians or hospitals. The current contract, with the largest medical foundation in the United States, provides us with a total available market of $1.4 billion in outstanding accounts receivable. We anticipate a 15 percent conversion rate. The program offers a solution that will recover a higher percentage of accounts receivable and in less time than traditional collection agencies. It costs the physicians less and is expected to repatriate the patients with their physicians.

          TotalCare Medical Bill Consolidation Program is a national medical bill consolidation program that allows credit counseling agencies to consolidate their client's medical bills, improve the client's credit, pay off the creditors in 15 months, obtain fair share and get the client out of debt in 36 months. The Program utilizes KingThomason's existing medical receivables credit card platform. TotalCare provides a credit card that easily consolidates all of their medical bills as well as a fair-share payment as a source of revenue for the non-profit CCA's. Forty percent of all the people seeking debt management services have consolidated medical bills exceeding $1000.

     2.   KingThomason  SpectraOne  Basic  Major  Medical  Plan

          This program provides a basic major medical plan to an underserved market of uninsured or underinsured people. It is affordable to a huge market that can't pay for all-inclusive medical insurance but needs more protection than a hospital-only plan with minimal coverage. With $2,000,000 in coverage, the plan offers an affordable alternative to little or no medical insurance. The plan features a simplified application, is easy for an agent to sell, pays a high commission and costs, on average, only fifty percent of an all-inclusive medical insurance plan. The BMMP will be underwritten by Zurich Financial Services Group's Empire Fire and Marine Insurance; A (excellent) rated by A.M. Best, the insurance industry's premier rating company.

     We use the Internet for marketing, communication and informative purposes. Products are not actually sold over the Internet; rather, the Internet presence is to provide general information as well as up-to-date account or product information for current and future clients.

     We often function as a manager of financial and insurance programs and products. We incorporate, into programs or products that we build, insurance and financial product components from other insurance and financial services companies. We then produce marketing materials and market the products, but our insurance division does not assume responsibility for underwriting losses, paying claims, writing policies, and our credit card division extends no credit.

     Our Medical Accounts Receivable Credit Card Program, for instance, employs two financial products -

     -  issuance  of  a  private  labeled,  multi-purpose  Visa Credit Card, and

     - the sale of performing credit card assets at or above par value in the asset backed securities market.

Revenue by Sectors. Our revenues from each of our subsidiaries during 2000, 2001 and 2002 are as follows:

                                                2000         2001        2002
                                              --------     --------    -------
KingThomason, Inc.                            $247,007     $103,200     $8,744
KingThomason Financial Services               $277,176      $85,715    $14,156
KingThomason Credit Card Services                    0                      $0
KingThomason Franchising                             0                      $0

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

     The majority of our annuity insurance commission income to date has come from Jefferson-Pilot Life Insurance Co., but this is because most of the insurance components we have incorporated into our insurance products are Jefferson Pilot's. Jefferson Pilot may change or modify the agreement with proper notification to us. Either party may terminate the agreement by written notification of termination.

     Our securities commission income comes from Jefferson Pilot Financial, a broker-dealer firm that processes all our securities business.

Patents,  Trademarks  and  Licenses.
------------------------------------

     We have a Trademark pending for the name SpectraOne, the name of our Basic Major Medical Plan and a Copyright Use Mark for TotalCare and TotalRecovery, our Medical Credit Card Programs. We do not license any of the products we sell that are owned by other companies.

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

Research  and  Development.
---------------------------

     We have spent approximately $1,500,000 over the last four years in research and development activities with regard to our products. None of this has been borne by our customers.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     There were no matters submitted to a vote of the stockholders of our company during 2002.

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     KingThomason 's Common Stock presently trades on the OTC Bulletin Board under the symbol KGTH, having been added to the OTC Bulletin Board on March 11, 2002. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                   High          Low
                                   ----          ---
     2002:
          1st  Qtr                $              $
          2nd  Qtr                $0.65          $0.20
          3rd  Qtr                $0.3           $0.07
          4th  Qtr                $0.45          $0.1

     There are approximately 526 holders of record of our company's common stock.

     Our company has declared no dividends on our common stock. There are no restrictions that would or are likely to limit the ability of our company to pay dividends on its common stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of our business.

     On  July  9,  2002  we  issued  98,900  shares  of our Common Stock to nine
"accredited investors" in exchange for $68,900 cash. On October 1, 2002 we issued 21,000 shares of our Common Stock to a financial relations firm in exchange for $3,150 in services to be rendered. All the shares issued were done pursuant to Regulation D, Rule 506.

Item  6.  Management's  Discussion  and  Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

  Results of Operations - Year ending 12/31/02 Compared to Year ending 12/31/01
  -----------------------------------------------------------------------------

     King Thomason's revenues for the fiscal year ended December 31, 2002 were far below those of the fiscal year ended December 31, 2001 - $22,900 in FY 2002 compared to $188,915 in FY 2001. The reasons for the decrease in revenues were two-fold - the general slowing of the economy and the effect it has had on the financial and insurance services industry. Secondly, as stated above, when it became apparent in late June that the prospects for the TotalRecovery Medical Accounts Receivable Credit Card Program and the SpectraOne Basic Major Medical Plan were so compelling, management made a strategic decision to de-emphasize all other aspects of the Group and allocate all available resources and manpower toward developing these two products in an effort to bring them both to market at the earliest possible moment.

     Operating expenses increased 9 percent during FY 2002 as compared with FY 2001. Operating expenses increased by $55,247 from $594,090 in FY 2001 to $649,337 in FY 2002.

     KingThomason had a net loss of $632,145 for FY 2002, up from a net loss of $381,426 for FY 2001, a $250,719 increase or a 66 percent increase. We covered the loss with loans of $228,623, sales of stock of $68,900 and an increase in accrued expenses of $233,647.

     Outlook
     -------

     During the Fourth Quarter, substantial time and effort were spent getting the new TotalRecovery Medical Accounts Receivable Credit Card Program as well as the unique SpectraOne Basic Major Medical Policy to market. The SpectraOne Basic Major Medical Plan started sales January 1, 2003 and the TotalRecovery Medical Accounts Receivable Credit Card Program has issued its first credit cards. Both are generating significant interest in the marketplace. With both of these proprietary new and unique products in the marketplace being sold, the Company anticipates having a positive cash flow by the end of the second quarter of 2003.

     Two factors will affect the rate of implementation of our business plan. First, the timing of receipt of sufficient funds to completely implement the TotalRecovery Credit Card Program. Second, the sales rate of our SpectraOne Basic Major Medical Plan, which began January 1.

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years December 31, 2001and December 31, 2002:

                                                           Fiscal Year Ended
                                                       -------------------------
                                                       12-31-2002     12-31-2001
                                                       ----------     ----------
Sales                                                        100%           100%

Operating expenses                                       (2,836)%           314%
                                                         -------          ------
Income from operations                                   (2,736)%         (214)%

Non-operating income                                          11%            14%

Net income (loss) before taxes                           (2,724)%         (200)%
Net income (loss) after taxes                            (2,760)%         (202)%

     Balance  sheet  items.
     ----------------------

     Current assets of $39,003 on December 31, 2002, compares unfavorably with current liabilities of $458,183 at that time, an unfavorable current ratio of 0.148.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     We are barely liquid with $30,231 cash on hand and $5,005 in commissions' receivable at fiscal 2002 year-end and current liabilities of $360,593 owed to unrelated parties. However, we had $292,170 in negative operating cash flow during 2002. We were able to maintain liquidity only by selling stock and convertible debentures - $68,900 and $210,000, respectively - and from loans of $18,623. The $97,590 in current liabilities owed to related parties is attributable to four promissory notes, the principal amounts of which are as follows:

Lender                     Relationship to KingThomason       Principal Amount    Interest Rate    Maturity  Date
-----------------------------------------------------------------------------------------------------------------
T.E.  King  III               President  and  Director           $ 6,042                6%            05-31-03

Hume  A.  "Tom"  Thomason     Secretary  and  Director           $ 3,543                6%            05-31-03

Lloyd Hartzler                Grandfather of T.E. King III       $49,000               10%            05-01-03

Jeff  Thomason                Son  of Hume A. Tom Thomason       $39,000               10%            07-01-03

It is believed that none of the above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2003 through the sale of stock.

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

Item  7.  Financial  Statements.
                                                                            Page
                                                                            ----
          KingThomason,  Inc.  and  Subsidiaries:
          Independent Auditors' Report                                         8
          Consolidated  Balance  Sheet  December  31,  2002                    9
          Consolidated  Statements  of  Operations  for  the  Years  Ended
               December  31,  2002  and  2001                                 10
          Consolidated  Statement  of  Stockholders'  Equity  (Deficit)
               for  the Year Ended December 31, 2002 and 2001                 11
          Consolidated  Statements  of  Cash  Flows  for  the  Year
               Ended December 31, 2002 and 2001                               12
          Notes  to  Consolidated  Financial  Statements                      13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Stockholders  and  Board  of  Directors
The  KingThomason  Group,  Inc.

We have audited the accompanying consolidated balance sheet of The KingThomason Group, Inc, a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KingThomason
Group, Inc and subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of 1,042,932 and excess of total liabilities over total assets of $600,465 on December 31, 2002. These factors as discussed in Note 18 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
March  12,  2003

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                       $     30,231
     Commission  receivable,  net  of  allowance  of
       insurance  policy  cancellations of $2,000                         5,005
     Prepaid Expenses                                                     3,767
                                                                   ------------
          Total current assets                                           39,003

PROPERTY AND EQUIPMENT, net                                              28,715
                                                                   ------------

                                                                   $     67,718
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts payable & accrued expenses                           $    287,790
     Note payable, bank                                                  18,623
     Loan from officer                                                    9,590
     Note payable, related parties-current                               88,000
     Note payable, Others                                                54,180
                                                                   ------------
          Total current liabilities                                     458,183


NOTES PAYABLE                                                           210,000

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  $0.001 par  value;
       10,000,000  shares  authorized;  none  issued                          -
     Common  stock,  $0.001  par  value;
       40,000,000  shares  authorized;  15,119,900  shares  issued
       and outstanding at December 31, 2002                              15,120
     Additional paid in capital                                         482,347
     Shares to be issued                                                 38,000
     Less: Subscription receivable                                      (93,000)
     Accumulated deficit                                             (1,042,932)
                                                                   ------------
          Total stockholders' deficit                                  (600,465)
                                                                   ------------

                                                                   $     67,718
                                                                   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        2002            2001
                                                   -----------     ------------
Revenues
  Securities commission                            $     7,034     $     85,715
  Insurance commission                                  15,394           41,158
  Consulting & Other commission                            472           62,042
                                                   -----------     ------------
        Net revenues                                    22,900          188,915

       Total operating expenses                        649,337          594,090
                                                   -----------     ------------

       Loss from Operations                           (626,437)        (405,175)

Non-Operating  Income  (expense):
  Interest income                                          223            3,391
  Interest expense                                     (18,719)         (13,566)
  Miscellaneous                                         21,068           36,324
                                                   -----------     ------------
Loss before income taxes                              (623,865)        (379,026)

Provision for income taxes                               8,280            2,400
                                                   -----------     ------------

Net loss                                           $  (632,145)    $   (381,426)
                                                   ===========     ============

Basic  &  diluted  weighted  average  number  of
  common stock outstanding                          15,051,440       15,000,000
                                                   ===========     ============

Basic & diluted net loss per share                 $    (0.042)    $     (0.025)
                                                   ===========     ============



  The accompanying notes are an integral part of these consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                     Common  stock                                                                    Total
                                 --------------------
                                  Number of              Additional     Subscription  Shares to be  Accumulated   stockholders'
                                    shares    Amount   paid in capital   receivable      issued       deficit    equity (deficit)
                                 ----------  --------  ---------------  ------------  ------------  -----------  ----------------
Balance as of January 1, 2001    13,312,500  $ 13,312    $ 311,210       $ (58,000)    $       -   $  (29,361)       $ 237,161

Recapitalization upon merger
  on December 7, 2001             1,687,500     1,688       (1,688)              -             -            -                -

Cancellation of shares              (75,000)      (75)     (24,030)         25,000             -            -              895

Issuance of shares under
   Reg. D filings                    75,000        75      124,925        (125,000)            -            -                -

Receipt  of  cash                         -         -            -          65,000             -            -           65,000

Net  loss  for  the  year                 -         -            -               -             -     (381,426)        (381,426)
                                 ----------  --------    ---------       ---------     ---------  -----------      -----------

Balance as of
  December 31, 2001              15,000,000    15,000      410,417         (93,000)            -     (410,787)         (78,370)

Shares issued for cash               98,900        99       68,801               -             -            -           68,900

Shares issued for
  prepaid expense                    21,000        21        3,129               -             -            -            3,150

50,000 shares to be
  issued  for  service                    -         -            -               -         9,500            -            9,500

131,429  shares  to  be
  issued  for  cash                       -         -            -               -        28,500            -           28,500

Net  loss  for  the  year                 -         -            -               -             -     (632,145)        (632,145)
                                 ----------  --------    ---------       ---------     ---------  -----------      -----------

Balance as of December 31, 2002  15,119,900  $ 15,120    $ 482,347       $ (93,000)    $  38,000  $(1,042,932)     $  (600,465)
                                 ==========  ========    =========       =========     =========  ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 & 2001

                                                        2002          2001
                                                   -----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                         $   (632,145)  $   (381,426)
  Adjustments  to  reconcile  net  loss  to
    net  cash  used  in operating  activities:
      Shares  to  be  issued  for  service                9,500              -
      Shares  issued  for  prepaid  expense               3,150              -
      Depreciation and amortization                       8,199          9,173
      (Increase)/decrease in current assets:
        Commission  receivable                           33,764        152,761
        Prepaid  expenses                                 3,910              -
        Deposits                                              -         15,355
      Increase/(decrease) in current liabilities:
        Accrued expenses                                233,647         17,855
                                                   ------------   ------------
        Net cash used in operating activities          (339,975)      (186,282)
                                                   ------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
      Acquisition  of  property  &  equipment            (1,419)             -
      Cash  acquired  in  acquisition                         -            895
                                                   ------------   ------------
        Net cash provided by (used in)
          investing activities                           (1,419)           895
                                                   ------------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
      Payment  of  loans                                      -        (18,060)
      Proceeds  from  loans                              18,623              -
      Proceeds  from  notes payable                     210,000              -
      Proceeds from issuance of common stock             68,900              -
      Cash received for shares to be issued              28,500              -
      Cash received  against  subscription
        receivable                                            -         65,000
                                                   ------------   ------------
        Net cash provided by financing activities       326,023         46,940
                                                   ------------   ------------

 NET DECREASE IN CASH & CASH EQUIVALENTS                (15,371)      (138,447)

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE          45,602        184,049
                                                   ------------   ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE            $     30,231   $     45,602
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

(4)     King  Thomason  National  Limousine  Program,  Inc.  (KTNL):

KTNL was incorporated in the state of California on August 17, 2000 to market and sell physical damage and liability insurance program for limousine companies. The Company did not have any activity since its inception. A certificate of dissolution was filed on May 30, 2002.

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

(7)     King  Thomason  Insurance  Company,  Inc.  (KTIC):

KTIC was incorporated in the state of California on January 28, 2000, to market and sell Medical insurance policies. The Company did not have any activity since its inception. A certificate of dissolution was filed on May 30, 2002.

(8)     King  Thomason  Independent  Mortgage,  Inc.  (KTIMI):

KTIMI was incorporated in the state of California on January 28, 2000, to market and sell mortgage services. The Company did not have any activity since its inception. A certificate of dissolution was filed on May 24, 2002.

(9)     King  Thomason  Asset  Management,  Inc.  (KTAM):

KTAM was incorporated in the state of California on January 28, 2000, to market and sell proprietary index mutual funds. The Company did not have any activity since its inception. A certificate of dissolution was filed on May 30, 2002.

(10)     King  Thomason  Investment  Card,  Inc.  (KTICI):

KTICI was incorporated in the state of California on January 28, 2000, to market and sell investment credit card. The Company did not have any activity since its inception. A certificate of dissolution was filed on May 30, 2002.

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the period ended December 31, 2002, include the accounts of KTGI and it's wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM. There was no activity for the period ended December 31, 2002 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

For accounting purposes, the transaction between KTGI and KT on December 7, 2001, has been treated as a recapitalization of KTGI, with KT as the accounting

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

The Company allocates resources and assesses the performance of its sales activities as one segment. During the years ended December 31, 2002 and 2001, the Company only operated in one segment. Most of its revenue is generated through commission income, therefore segment disclosure has not been presented.

Revenue  Recognition

Revenue is recognized when earned. Commission income is recognized as of the effective date of the policy. Any adjustments to commissions are recognized in the year in which they occur. During the years ended December 31, 2002 and 2001, the Company earned commission on securities transaction consummated through a Broker Dealer. The Securities commission and related revenue and expense associated with the Company's securities business are recorded on a settlement date basis.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

3.     RECENT  PRONOUNCEMENTS

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

4.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  following  on  December  31,  2002:

             Furniture,  fixture  and  Equipment           $    62,426
             Less:  Accumulated  depreciation                   33,711
                                                           -----------
                                                           $    28,715
                                                           ===========

5.     ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

Accounts payable and accrued expenses consisted of the following on December 31, 2002:

             Accrued  consulting                           $   200,000
             Accrued  interest                                  42,000
             Other                                              45,790
                                                           -----------
                                                           $   287,790
                                                           ===========

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.     NOTE  PAYABLE-BANK

The Company has a line of credit with a bank in the amount of $19,500. As of December 31, 2002, the line of credit had an outstanding balance of $18,623. Interest paid on all corporate borrowings amounted to $1,451 and $356 for the years ended December 31, 2002 and December 31, 2001, respectively. The Line is unsecured, carries an annual interest rate of 9.5% and expires in August 2004.

7.     LOAN  FROM  OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $575 each for years ended December 31, 2002 and 2001.

8.     NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of December 31, 2002. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $8,800 each for year ended December 31, 2002 and 2001.

9.     NOTE  PAYABLE  -  OTHERS

The Company has a note payable to a vendor amounting to $54,180 as of December 31, 2002. The note is payable by December 15, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per the agreement, the note will be adjusted against the rebates the Company will receive from the vendor, subject to the Company meeting certain production requirements. The note will be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note  is  due  and  recorded  as  a  current  liability.

10.    NOTE  PAYABLE-  LONG  TERM

In July 2002, the Company issued promissory notes of $190,000 bearing intrest at 12% per annum, payable in 18 months, and on November 1, 2002, the Company issued promissory notes of $20,000 bearing interest rate of 12% per annum, payable in 18 months.

The holder of the notes may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes. The fair value of the warrants was calculated using Black Schole module was zero at the date of issuance using the following assumptions:

Volatility  0
Interest  rate:  5  %
Expected  life:  18  months
Dividend:  zero

Accordingly  no  proceeds  were  allocated  to  the  warrants.

11.    INCOME  TAXES

The subsidiaries of the KT had elected, under the Internal Revenue Code and the State of California, to be an S-corporation for federal income tax purposes. In lieu of corporation income taxes, the stockholders of an S-corporation are taxed on their proportionate share of the Company's taxable income. However, effective December 31, 2000, the subsidiaries were acquired by KT, which is a "C corporation". Under the rules, S-corporation could not be owned 100% by a "C corporation", therefore the subsidiaries lost their statues as "S Corporation" subsequent to December 31, 2000 and are now "C Corporation".

No provision was made for Federal income tax since the Company has significant net operating loss carry-forwards. Through December 31, 2002, the Company incurred net operating losses for tax purposes of approximately $1,040,000. The net operating loss carry-forwards may be used to reduce taxable income through the year 2017 for federal and 2007 for state income tax purpose.

The gross deferred tax asset balance due to loss carry-forwards as of December 31, 2002 was approximately $416,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured. There was no significant difference between reportable income tax and statutory income tax.

For information purposes, the statements of operations for the year would include the following pro forma adjustment for income taxes which would have been recorded if the Company had been a "C" corporation, based on a combined federal and state income tax rate of 40%, which approximates the federal and state income tax rates in effect during those periods.

12.    STOCKHOLDERS'  EQUITY

The Company issued 98,900 shares of common stock for cash of $68,900 during the period ended December 31, 2002.

The Company issued 21,000 shares of common stock for prepaid expense amounting $3,150.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The  Company  received  cash  of  $28,500  for  131,429  shares  to  be  issued.

The Company recorded 50,000 shares to be issued for services received amounting $9,500.

13.    MAJOR  CUSTOMERS

During the year ended December 31, 2002, a majority of the Company's insurance commission income was earned from two major service provider, which accounted for approximately 85% of total insurance commission income. There was no commission receivable from that service provider as of December 31, 2002. 80% of the Company's securities commission income was earned from one major service provider during the year ended December 31, 2002.

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

14.    SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $6,623 and $800 for income tax in the years ended December 31, 2002 and 2001, respectively. The Company paid $1,451 and $0 for interest during the year ended December 31, 2002 and 2001, respectively.

15.    COMMITMENTS

The company leases its office facility under a five-year lease that commenced July 15, 1999. Monthly rental under the lease is $7,677. Minimum annual rentals for twelve-month periods ended, subsequent to December 31, 2002 are as follows:

                    Year                             Amount
                    ----                             ------
                    2003                              92,127
                    2004                              61,418
                                                  ----------
                    Total                         $  153,545
                                                  ==========

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement and accrued $200,000 through December 31, 2002.

16.    MERGER

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

17.    EARNING  PER  SHARE

Earnings per share for the years ended December 31, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statements since the effect of dilutive securities is anti-dilutive.

18.    GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,042,932 at December 31, 2002. The Company's total liabilities exceed its total assets by $600,465. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, the Company received $68,900 for 98,900 shares of common stock, during the year ended December 31, 2002.

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

                KingThomason, Inc. (the Nevada holding company)
                -----------------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
T.E. King III, 35           President,                   7-00            12-03
                            Chief Financial Officer      7-00            12-03
                            and Director                 7-00            12-03

Hume A. "Tom" Thomason, 60  Secretary and                7-00            12-03
                            Director                     7-00            12-03

Ralph Mele,  66             Chief Operating Officer      4-02            12-03

William T. Waler, Jr., 67   Director                     4-02            12-03

Arthur Mele, 61             Vice President of            4-02            12-03
                            Communications

Steven A. Cerra, 55         Vice President of Sales      4-02            12-03

                        KingThomason, Inc. (California)
                        -------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
T.E. King III, 35           Chief Financial Officer,     9-98            12-03
                            Secretary and                9-98            12-03
                            Director                     9-98            12-03

Hume A. "Tom" Thomason, 60  President, Director          9-98            12-03

                      KingThomason Financial Services, Inc.
                      -------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 60  Director                     4-99            12-03

T.E. King III, 35           Chief Financial Officer,     4-99            12-03
                            Secretary and                4-99            12-03
                            Director                     4-99            12-03

                    KingThomason Credit Cards Services, Inc.
                    ----------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 60  Director                     1-00            12-03

T.E. King, III, 35          President,                   1-00            12-03
                            Chief Financial Officer,     1-00            12-03
                            Secretary and                1-00            12-03
                            Director                     1-00            12-03

Richard Michel, 62          Director                     1-00            12-03

                         KingThomason Franchising, Inc.
                         ------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 60  Director                     8-00            12-03

T.E. King III, 35           President,                   8-00            12-03
                            Chief Financial Officer,     8-00            12-03
                            Secretary and                8-00            12-03
                            Director                     8-00            12-03

     Business  Experience:

     Thomas "Tim" King. Mr. King received a bachelor-of-science degree in business administration in 1990 at the University of Southern California. From July 1990 until January 1992 he was a representative of Amplicon Financial, Inc. of Santa Ana, California, a company that leased high-tech hardware and software systems. From January 1992 until July 1992 he was a representative of his father's investment banking company, King & Associates of Los Angeles. From July 1992 until September 1993 he was a foreign exchange department manager of Tokyo International Investments, Ltd. of San Francisco, California. From September 1993 until April 1996 he was a co-founder, director and vice president of G-5 Global Investments of San Francisco, California, a private hedge fund active in the currency markets. From April 1996 until May 1998 he was a district manager of SunAmerica Securities, Inc. of Concord, California, a securities market financial consulting firm. In May 1998 he co-founded KingThomason, Inc. of San Ramon, California and has served as a director and its president since its inception. Mr. King devotes 100 percent of his time to the business of KingThomason.

     Hume A. (Tom) Thomason. Mr. Thomason received a bachelor-of-science degree in 19-65 from Arizona State University. He subsequently pursued graduate studies at the University of Southern California and attended extension courses at LaSalle University and management courses at Harvard College. From 1977 until 1981 he was a vice president of new business development of Angelo, Hawkins & Thomason of Sacramento, California, a property, casualty and life insurance agency. From 1981 until 1983 he was vice president of marketing of Thomas Underly Development Company of Sacramento, California, a commercial real estate development company. From 1984 until 1986 he was an independent insurance agent in Orange County, California, and sold commercial property and casualty, benefits, pension and life insurance products to commercial accounts he developed. From 1987 until 1991 he sold the same type of insurance products to new corporate clients for Sedgwick James and RBH Insurance Brokers of Los Angeles, California. From 1991 until 1994 he was again an independent insurance agent selling the same types of insurance products out of his offices in Los Angeles, California. From 1994 until 1997 he was the vice president of marketing and sales of America China Enterprises, Inc. of San Ramon, California, a company that sells a portfolio of insurance products and financial services in California and in foreign markets. In 1998 he co-founded KingThomason, Inc. and has served as a director and its corporate secretary since its inception. Mr. Thomason devotes 100 percent of his time to the business of KingThomason.

     Ralph Mele - Chief Operating Officer. Mr. Mele is responsible for the operational functions of the group with 29 years of executive and senior management experience; he is involved on a daily basis with all aspects of servicing both KTG and KTCC. Most recently Ralph was one of the founders of ZANTAZ, Inc. a financial services Internet Company, formed in 1998, and served as President and CEO until January 2001. His expertise is in recruiting and developing strong management teams in sales, marketing, engineering, and technical support. He has developed key strategic alliance partnerships and set up sales distribution channels in North America, Europe, and the Pacific Rim. Prior to ZANTAZ, he was President and COO of Zapex Technologies, Inc; he was responsible for all aspects of the company's operations. Ralph has served as Senior Executive VP of Worldwide Sales & Service at MasPar Computer Corporation, Senior VP of North American Operations at Silicon Graphics and Eastern Region Area Manager at Hewlett-Packard Corporation. He holds a BSEE degree from the University of Michigan.

     Steven A. Cerra, Ph.D. - Vice President of Sales. Steve is currently responsible for the field sales and marketing of KTCC products. He most recently operated a healthcare consultancy and offered services to a wide variety of clients including both healthcare and workers compensation TPAs, health insurance and reinsurance carriers, medical malpractice carriers, managed behavioral healthcare companies, pharmacy benefit management companies, vision benefit management companies, HMOs and healthcare service providers and preferred provider organizations. He served as Vice President, Sales & Marketing and Provider Relations for a California, statewide medical-surgical preferred provider organization whose principal owners were UniHealth America and the Adventist Healthcare System West. He also functioned as a liaison to the ownership's two HMOs, its product development officer and provider excess of loss reinsurance intermediary for its captivated contracts. Throughout Mr. Cerra's distinguished career he has held several senior sales and marketing roles in the healthcare industry. Mr. Cerra lives in southern California and has a Ph.D. from the University of Southern California.

     William T. Walker Jr. - Board of Directors. Bill Walker is an outside director with extensive experience in the investment banking and corporate management arena. During his career he has run his own investment-banking firm, Walker Associates. Additionally, he has served as Executive Vice President, Manager Investment Banking, Member of the Board and Executive Committee, Chairman of the Underwriting Committee at BATEMAN EICHLER, HILL RICHARDS, Partner, Manager of the Syndicate Department and Supervisor of the Institutional Department in the New York headquarters for GLORE FORGAN, WILLIAM R. STAATS & CO. He has been directly involved with and responsible for the financial planning, direction and performance of both the Corporate Finance Departments and the Syndicate Departments. He has consulted with corporations in preparation for public and private offerings and private financing as well as assisted public companies with their financial public relations. He holds a degree from Stanford University, Palo Alto California and Culver Military Academy, Culver Indiana. He also served in the United States Air Force and California Air National Guard.

     Arthur Mele - Director of Communications. Mr. Arthur Mele is uniquely qualified to develop compelling integrated corporate marketing with clear consistent branding and effective messaging. He has extensive marketing and communication experience, with special emphasis on creative problem solving, strategic direction, product positioning and campaign development and management. He has an extensive film and video production background. Most recently Arthur held the Director of Marketing Communications position at ZANTAZ Inc. where he coordinated implemented and managed marketing programs that helped result in the acquisition of several major new customers. Prior to ZANTAZ he was Creative Director for the Rutherford Bolen Group one of the fastest growing privately held design companies in the Santa Clara Valley where he managed a nine person marketing team responsible for worldwide sales and promotional material. At Campbell-Ewald Advertising, in New York and Los Angeles he held Senior Art Director, Creative Director and Head of Broadcast positions, following that experience Arthur created the Edgewood Knoll Studios, a Los
Angeles based Production Company producing major commercials, television programming and feature films. He graduated in 1965 from the University of Michigan School of Architecture and Design, where he majored in information design and communications.

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

Item  10.     Executive  Compensation.

     The directors of KingThomason Group and its subsidiaries receive no compensation for their services as directors. The officers of KingThomason Group and its subsidiaries received from it an aggregate of $64,250 of compensation in the last fiscal year for their services in all capacities.

     Mr.  King,  our  president,  received  a  salary  in  2002  of  $29,250.

     The following sets forth the remuneration received in the last three fiscal years by Mr. King, the president of KingThomason, in all capacities. No officer or employee has received total remuneration of $100,000 or more in any of such years.

                                          Awards
                                        ------------
          Annual  Compensation                         Securities
-------------------------------------
                                                       Underlying         Payouts
                                                                   -----------------------
                         Other Annual   Restricted     Options/    LTIP       All  Other
Year   Salary   Bonus    Compensation   Stock Awards   SARS        Payouts    Compensation
----   ------   ------   ------------   ------------   ----------  -------    ------------
2002   $29,250        0           0              0      100,000        0              0
2001   $32,000        0           0              0            0        0              0
2000   $34,500        0           0              0            0        0              0

     Employment  Contracts.
     ----------------------

     We  have  employment  contracts  with  Ralph  Mele  and  Arthur  Mele.

     Stock  Options.
     ---------------

     We have a stock option plan, the major provisions of which Plan are as follows:

     Options granted under the plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. The option committee has granted 1,020,000 options to management employees exercisable over the next five years.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------
                                Individual Grants
                                -----------------
                                                  % of Total
                                                 Options/SARs
                       Number of Securities      Granted to
Name of Executive            Underlying          Employees in                       Expiration
     Officer           Options/SARs Granted      Fiscal Year     Exercise Price        Date
---------------------------------------------------------------------------------------------
T.E. King III                  100,000               9.8%             $0.25            09-07

Hume A. Thomason               100,000               9.8%             $0.25            09-07

Ralph Mele                     500,000              49.0%             $0.25            09-12

Arthur Mele                    120,000              11.8%             $0.25            09-12

Steve Cerra                    200,000              19.6%             $0.25            09-12


            Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
            -------------------------------------------------------------------------------
                        Shares               Number of Securities Underlying     Value of Unexercised In-the-
                       Acquired               Unexercised Options/SARs at          Money Options/SARs at FY-
                          on        Value             FY-End (#)                             End ($)
     Name of           Exercise   Realized
Executive Officer        (#)         ($)          Exercisable/Unexercisable          Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------
T.E. King III              0         $0                0 / 100,000                        $0 / $15,000

Hume A. Thomason           0         $0                0 / 100,000                        $0 / $15,000

Ralph Mele                 0         $0                0 / 500,000                        $0 / $75,000

Arthur Mele                0         $0                0 / 120,000                        $0 / $18,000

Steve Cerra                0         $0                0 / 200,000                        $0 / $30,000

Item  11.     Security  Ownership  of  Certain Beneficial Owners and Management.

     The following table shows information as of December 31, 2002 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:

                                                    No. of Shares     % of Class
                                                    -------------     ----------

T.E.  King  III
3180  Crow  Canyon  Place,  Suite  205
San  Ramon,  CA  94583                                 5,793,464           38.5

Hume  A.  ("Tom")  Thomason
3180  Crow  Canyon  Place,  Suite  205
San  Ramon,  CA  94583                                 5,193,463           34.5

Richard  Michel
1275-4  Sea  Cliff  Court
Ventura,  CA  93003                                      131,062            0.9

Ralph  Mele
1145  Pineto  Place
Pleasanton, CA 94566                                           0              0

William  T.  Walker,  Jr.
P.  O.  Box  10684
Beverly Hills, CA 90213                                        0              0

Arthur  Mele
4041  West  Lakeshore  Drive
San Ramon, CA 94583                                            0              0

Steven  A.  Cerra
2128  Victoria  Drive
Santa Ana, CA 92706                                            0              0

Officers and Directors as a Group (7 persons)         11,167,989           73.9

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

                                                      Shares  Owned  Before  the  Merger
                                                      -----------------------------------
                                                                                           Shares
                                                                                      Received in the
Insider or Promoter     Position with SuperCorp        The  Group      KingThomason       Spinoff
-------------------     -----------------------        ----------      ------------   ---------------
T.E.  King  II          Director  of  SuperCorp          375,000              0              85,284

Thomas  J.  Kenan       Director  and  Secretary
                          of  SuperCorp                        0         50,000              85,284

John E. Adams           Director and President of
                          SuperCorp                            0              0              85,284

George W. Cole          Director of SuperCorp                  0              0              87,303

Ronald Wallace          Director of SuperCorp                  0              0              85,284

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

     - subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

     -  found by a  court  of  competent  jurisdiction  (in a civil action), the
        Securities  Exchange  Commission  or   the   Commodity  Futures  Trading
        Commission to have violated a federal or state securities or commodities law.

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

     10.4    -     Payor  Agreement  between  KingThomason,  Inc.,  a California corporation, and California  Foundation  for  Medical  Care.*

     10.5    -     Executive  General  Agent  Agreement   between   KingThomason
                   Insurance Company, Inc. and  Jefferson Pilot  Life  Insurance
                   Company.*

     10.6    -     Payor  Agreement  between  KingThomason,  Inc. (National Limo
                   Group)  and  California  Foundation  for  Medical  Care.*

     10.7    -     2001 Stock  Option  Plan  adopted  by The KingThomason Group,
                   Inc.**

     10.8    -     Strategic   Marketing   Agreement   of   January   1,   2003,
                   between  KingThomason  Credit  Card  Services, Inc.  and Debt
                   Alliance Services, LLC.

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

Item  14.     Controls  and  Procedures

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

Date:  March  24,  2003                The  KingThomason  Group,  Inc.


                                       By:/s/  Thomas  E.  King  III
                                          --------------------------------------
                                          T.E.  King  III,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/  Thomas  E.  King  III
Date:  March  24,  2003                -----------------------------------------
                                       T.E. King III, President, Chief Financial
                                         Officer and  Director


                                       /s/  Hume  A.  Tom  Thomason
Date:  March  24,  2003                -----------------------------------------
                                       Hume A.  "Tom"  Thomason,  Secretary  and
                                         Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  T.E.  King  III,  Chief  Executive  Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of The KingThomason Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March  24,  2003                /s/  Thomas  E.  King  III
                                       -----------------------------------------
                                       T.E.  King  III
                                       Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  T.E.  King  III,  Chief  Financial  Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of The KingThomason Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  24,  2003                /s/  Thomas  E.  King  III
                                       -----------------------------------------
                                       T.E.  King  III
                                       Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of The KingThomason Group, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 (the "Report"), I, T.E. King III, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Thomas  E.  King  III
Dated:  March  24,  2003               -----------------------------------------
                                       T.E.  King  III
                                       Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of The KingThomason Group, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), I, T.E. King III, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Thomas  E.  King  III
Dated:  March  24,  2003               -----------------------------------------
                                       T.E.  King  III
                                       Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880


                                  EXHIBIT INDEX

                                  Form 10-KSB
                       For the Fiscal Year Ended 12-31-02


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

     10.4          -     Payor    Agreement   between    KingThomason,  Inc.,  a
                         California corporation, and California  Foundation  for
                          Medical  Care.*

     10.5          -     Executive  General Agent Agreement between KingThomason
                         Insurance  Company,  Inc.   and  Jefferson  Pilot  Life
                         Insurance  Company.*

     10.6          -     Payor  Agreement  between  KingThomason, Inc. (National
                         Limo  Group)  and  California  Foundation  for  Medical
                         Care.*

     10.7          -     2001  Stock  Option  Plan  adopted  by The KingThomason
                         Group,  Inc.**

     10.8          -     Strategic  Marketing  Agreement  of  January  1,  2003,
                         between  KingThomason  Credit  Card  Services, Inc. and
                         Debt Alliance Services, LLC.

     * Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046
           on May 22, 2001;  incorporated  herein.

     **    Previously  filed  with   Form  10-QSB  09-30-01,   Commission   File
           #333-60880, EDGAR Accession  #0001060830-01-500136  on  November  13,
           2001; incorporated  herein.

                          Strategic Marketing Agreement

     This Strategic Marketing Agreement (the "Agreement") is entered into as of the 1st day of January, 2003, (the "Effective Date") between King Thomason Credit Card Services, Inc. ("KTCC"), having its principal place of business located at 3180 Crow Canyon Place, Suite 205, San Ramon, California 94583 and Debt Alliance Services, LLC , ("DAS") a corporation, having its principal place of business located at 27200 Tourney Road Suite 275, Valencia, CA 91355.
     WHEREAS, KTCC is in the business of managing a sophisticated medical accounts receivable program (the "Program") for doctors, dentists, hospitals and other medical entities throughout the country that is designed to recover past due accounts receivable for health care providers and institutions.
     WHEREAS, DAS is in the business of providing products and services to credit counseling and debt management agencies, specifically for medical bill consolidation programs throughout the United States.
     WHEREAS, KTCC and DAS desire to establish a mutually exclusive business relationship to market the TotalCare Medical Bill Consolidation Program to credit counseling and debt management agencies as represented by this Agreement. Exclusivity of the relationship will continue based on mutually agreeable performance.
     NOW,  THEREFORE,  the  parties  hereto  agree  as  follows:

Section 1. Independent Contractor. This Agreement does not constitute either party as a partner, joint venture, employee, or legal representative of the other party for the purpose of this Agreement. Neither party to this Agreement has granted any right or authority to assume or create any obligation or responsibility, expressed or implied, on behalf of or in the name of the other party or to bind the other party in any manner. At all times, both parties, in fulfilling their obligations pursuant to this Agreement, shall be acting as independent contractor, and each party hereby indemnifies and agrees to hold the other party harmless from any liability,


                                                                    Exhibit 10.8
                                                               Page 1 of 9 Pages
     which may be asserted against the other by any third party or Member as the result of any act or failure to act by either party to this Agreement in connection with its duties and obligations referenced herein.

Section 2. Confidential Non-Disclosure & Non-Circumvention. Each of the parties to this Agreement, separately and individually, for themselves, their employees, contractors and their associates, hereby agree and covenant that neither party nor its corporation, subsidiaries, employees, principals, agents, consultants or assigns will disclose any individual or entity introduced by the other or the form or substance of any documentation, information, or practice of the other in connection with any and all transactions entered into between the undersigned parties and their respective clients, principals, purchasers, sellers, or agents, except in the furtherance of a mutually beneficial transaction or without prior written consent of the other party. By their signature below and execution of this Agreement, each party hereto does hereby agree and covenant not to circumvent in any way the other party to this Agreement by using any individual or entity introduced by the other parties in business dealings from the Effective Date of this Agreement, as referenced herein above, with respect to transactions entertained by the parties to this Agreement, including new, follow-up, repeat, extended, or re-negotiated transactions subsequent to the initial transaction. This section of the Agreement shall remain in effect for one (1) year after the termination of this Agreement, unless cancellation is jointly agreed upon in writing.

Section  3.     Responsibilities  &  Fees.
                --------------------------

3.1. DAS understands and agrees that its primary responsibility is to promote KTCC's TotalCare Medical Bill Consolidation Program to credit counseling and debt management agencies, its clients and in any other areas where such promotion would be beneficial to both or either party to this Agreement. Furthermore, DAS agrees to dedicate reasonable resources to the sales and promotion efforts of KTCC's TotalCare Medical Bill Consolidation Program to credit counseling and debt management agencies its clients and others, as appropriate. Such support will include, but not be limited to, correspondences sent to credit counseling and debt management agencies on a regular basis, attending credit counseling conferences where appropriate.


                                                                    Exhibit 10.8
                                                               Page 2 of 9 Pages

3.2. KTCC and DAS agree that DAS will receive commissions, the terms of which are represented in Exhibit A, along with a description of how the TotalCare Medical Bill Consolidation Program works, attached hereto and by reference made a part hereof.

3.3. KTCC understands and agrees its responsibility is to manage its TotalCare Medical Bill Consolidation Program for credit counseling and debt management agencies throughout the country with an objective to recover past due accounts receivable for health care providers, collection agencies and institutions in accordance with which ever service agreement specific clients choose.

3.4. KTCC and DAS agree that the relationship between KTCC and DAS will be one of exclusivity to market the TotalCare Medical Bill Consolidation Program to credit counseling and debt management agencies in all states of the United States of America. This exclusivity will be based on mutually agreeable performance criteria, which will be reviewed yearly on the anniversary of the agreement.

Section 4. Controlling Law. This Agreement shall be construed and controlled by the laws of the State of California and venue will be Contra Costa County, California. Any controversies or disputes arising out of or relating to this Agreement shall be resolved by binding arbitration in accordance with the then-current Commercial Arbitration Rules of the American Arbitration Association.

Section  5.     Term  of  Agreement  and  Termination
                -------------------------------------

5.1. The Effective Date of this Agreement shall be as referenced herein above and shall continue until canceled with or without cause by either party as referenced below.

5.2. Insolvency. This Agreement shall be terminated in the event that either party becomes insolvent, files a petition in bankruptcy, files a petition seeking reorganization, arrangement, or any similar relief available at law regarding insolvency or relief from debtors, or makes an assignment for the benefit of creditors, or if a receiver, trustee, or similar officer is appointed for the business or property of either party.

5.3. DAS default. This Agreement may be terminated by KTCC in the event that DAS has not performed a material covenant or has otherwise breached any

                                                                    Exhibit 10.8
                                                               Page 3 of 9 Pages
     material term of this Agreement, (i) upon receipt of written notice thereof, if the nonperformance or breach is incapable of cure, or (ii) upon the expiration of thirty (30) days after date of written notice thereof, if the non-performance or breach is capable of cure and has not been cured. If such default occurs DAS shall continue to be paid from KTCC on all existing business that was generated by DAS' promotion to credit counseling and debt management agencies.

5.4. KTCC default. This Agreement may be terminated by DAS, in the event that KTCC has not performed a material covenant or has otherwise breached any material term of this Agreement, (i) upon receipt of written notice thereof, if the nonperformance or breach is incapable of cure, or (ii) upon the expiration of thirty (30) days after the date of written notice thereof, if the non-performance or breach is capable of cure and has not been cured. If such default occurs DAS shall continue to be paid from KTCC on all existing business that was generated by DAS' credit counseling and debt management agencies.

5.5. Mutual agreement. This Agreement may be terminated upon mutual written agreement.

5.6. Termination without cause. This agreement may be terminated without cause by either party where the terminating party provides the proper notice as outlined in 7.8 as well as section 2 above.

5.7. Upon termination of this Agreement, DAS will be fully vested in the business that they have brought to KTCC, which KTCC has accepted in writing, that KTCC has completed, and that KTCC has or will receive revenue from said clients.

Section  6.     Warranties  and  Indemnification
                --------------------------------

6.1. KTCC will defend, indemnify and hold DAS harmless from and against all damages and costs incurred by DAS arising from any misinformation provided DAS by KTCC or its agents that is subsequently provided to the DAS clients or others or the infringement of any proprietary rights in the KTCC service or marketing thereof as permitted hereunder.

6.2. DAS shall defend, indemnify and hold KTCC harmless for and against all damages and costs incurred by KTCC arising from intentional improper independent actions by DAS.

                                                                    Exhibit 10.8
                                                               Page 4 of 9 Pages

Section  7.     Miscellaneous
                -------------

7.1. KTCC and DAS each warrant to the other that to the best of its knowledge as of the Effect Date as first above written, there are no third party infringement claims with regard to the subject matter anticipated by this Agreement.

7.2. Each party to this Agreement represents and warrants that there exists no contracts, agreements or understandings which preclude, or would be violated by, its performance under this Agreement.

7.3. In the event that arbitration is unsuccessful and litigation arises in connection with the enforcement of the terms of this Agreement, the prevailing party shall be entitled to the recovery from the other party of its reasonable court approved attorney fees and actual court costs incurred by the prevailing party in such litigation.

7.4. A waiver of any breach of any provision of this Agreement shall not be construed as a continuing waiver of other breaches of the same or other provisions of this Agreement.

7.5. Should any part or provision of this Agreement be held unenforceable or in conflict with the law of any competent U.S. jurisdiction, the validity of the remaining parts or provisions shall not be affected by such holding.

7.6. The headings used on the Sections and Paragraphs herein are for the convenience of reference only and do not form a part of this Agreement and shall not in any way affect the interpretation hereof.

7.7. No assignment of this Agreement or delegation of any rights or obligations hereunder may be made by either party without the prior written approval of the other. However, both parties shall have the right to transfer its rights and obligations hereunder to any entity that acquires all or at least 51% of its equity. Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the respective parties, their successors/assigns and representatives.

7.8. Notices. All notices must be in writing or confirmed in writing. Notices shall be deemed received and effective when placed in the hands of a

                                                                    Exhibit 10.8
                                                               Page 5 of 9 Pages
     reliable express courier, deposited in the U.S. mail, postage prepaid, certified or registered, return receipt requested, or sent by facsimile, if confirmation of receipt is requested and obtained, and addressed to DAS at 27200 Tourney Road, Suite 275, Valencia, CA 91355, to the Attention of its President. To KTCC at 3180 Crow Canyon Place, Suite 205, San Ramon, CA 94583, to the Attention of its President. The foregoing addresses may be changed by delivery of notice in accordance with this paragraph.

7.9. Force Majeure. Neither party shall be liable to the other for failure or delay in the performance of a required obligation, if such failure or delay is caused by riot, fire, flood natural disaster or other similar cause beyond such party's control, provided that such party gives prompt notice of such condition and resumes its performance as soon as possible, and provided further that the other party may terminate this Agreement upon delivery of notice, if such condition continues for a period of ninety (90) days.

7.10. This Agreement, including any appendices, constitutes the entire Agreement between the parties relating to the subject matter hereof and supersedes all prior agreements and understandings. This Agreement may only be modified in writing and signed by authorized representatives of both parties. Agreements between the parties hereto relating to other matters remain unchanged and in full force.

7.11 It is understood and agreed that the general rule that ambiguities are to be construed against the drafter shall not apply to this Agreement. In the event that any language of this Agreement is found to be ambiguous, each party to this Agreement will have the opportunity to present evidence as to the actual intent of the parties with respect to any such ambiguous language.

Section 8. Performance. DAS warrants that it commits to deliver or cause to be delivered to KTCC a minimum of 10,000 new eligible clients for enrollment in KTCC's Medical Bill Consolidation Program within six months from the date of this agreement.



Section 8. Limitation of Liability. In no event shall either party to this Agreement be liable to the other for punitive, incidental, indirect, special or consequential damages of any kind, by the claims of third parties to and or KTCC and DAS.



                                                                    Exhibit 10.8
                                                               Page 6 of 9 Pages

Section  9.    This  Agreement   may  be  executed  in two counterparts, each of
               which, or facsimile thereof, shall be deemed an original, legal and enforceable document.




IN WITNESS WHEREOF, KTCC and DAS, through their duly authorized representatives, hereby execute this Agreement as of the Effective Date as first set forth above.

Agreed: KingThomason Credit Card            Agreed:  Debt Alliance Services, LLC
        Services, Inc.


BY:  /s/Thomas King      01-03-03              BY:  /s/Mike Stuart    01-03-03
   -----------------------------------         ---------------------------------
      Signature          Date                      Signature          Date


Name:     Thomas  King                      Name:     Mike Stuart
     ---------------------------------           -------------------------------

Title:    President                         Title:    CEO
      --------------------------------            ------------------------------


















                                                                    Exhibit 10.8
                                                               Page 7 of 9 Pages

                                    EXHIBIT A


                 TotalCare a Medical Bill Consolidation Program
                           ------------------------------------


TotalCare is a national medical bill consolidation program that allows credit counseling and debt management agencies to consolidate their client's medical bills, improve the client's credit, pay off the creditors in 15 months, obtain 10% fair share and get the client out of debt in 36 months!


How  the  Program  works:

Debt Alliance Services, LLC is the exclusive marketer of the TotalCare Medical Bill Consolidation Program throughout the credit counseling and debt management industry within the United States. DAS will provide the names and addresses of the CCA's to KTCC that want to sign up for the program.

KTCC will contact the CCA and have them gather all the client's delinquent medical bill statements and use a consolidation factor of 3.2% (minimum $32) of the outstanding balance when calculating the client's monthly consolidation payment.

CCA will have the client sign a TotalCare credit card application for enrollment.

CCA will forward the application and the medical bill information to King Thomason Credit Card Services (KTCC), the plan administrator, for processing into a TotalCare Medical Bill Consolidation Program.

CCA will collect funds from client, deduct or bill fair share as a charitable contribution and disburse the balance amount to KTCC for payment to the client's creditors.

KTCC will issue a written "Assignment of Accounts Agreement" to each medical bill creditor or collection agency for acceptance of program. This agreement will outline the TotalCare Medical Bill Consolidation Program, how it works and how the creditor gets paid. Note: If "Assignment of Accounts Agreement" cannot be obtained, KTCC will release the medical bill creditor or collection agency back to the CCA for help.

                                                                    Exhibit 10.8
                                                               Page 8 of 9 Pages

KTCC will obtain credit card approval from credit card issuer and transfer the client's amounts owed from each medical bill on to a TotalCare credit card.
Note:  expected  approval  rate  will  be  90-95%.



KTCC will handle all customer service on the account on behalf of the CCA and client.

KTCC will receive the client's payment from the CCA's on behalf of the TotalCare Medical Bill Consolidation Program.

KTCC will apply payment to the client's TotalCare Medical Bill Consolidation Program, therefore paying down the credit card balance and eliminating the client's debt in 36 months.

KTCC will disburse a monthly payment of 1% of the outstanding medical bill balance to the creditor for 15 months. In the 16th month the creditor will receive a lump sum payment (55% of the original balance). This 70% payment, (15% monthly and 55% lump sum payment), shall be considered by he creditor as "payment in full".

KTCC, on behalf of the CCA, will report the on time payments to all major credit bureaus. A notation "medical bill consolidation" will be placed on the client's credit card report account.

KTCC will issue monthly statements to the client so the client can monitor their TotalCare Medical Bill Consolidation Program.

KTCC will issue a TotalCare credit card with an interest rate of 12%. The card will be mailed to the client. Each TotalCare credit card will be placed into the client's credit counseling program but unlike many enrolled credit cards, the card will not be closed.

KTCC will issue each TotalCare credit card with a credit limit equal to the client's total medical bills that are consolidated up to a maximum of $7,500.







                                                                    Exhibit 10.8
                                                               Page 9 of 9 Pages