Form 10QSB
period 2003-03-31
KINGTHOMASON GROUP INC
filed 2003-05-15
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

As  of  May  14,  2003,  there were 15,142,400 shares of the Registrant's Common
Stock,  par  value  $0.001  per  share,  outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page

Consolidated  Balance  Sheet  March  31,  2003  (Unaudited)                   3
Consolidated  Statements  of  Operations  (Unaudited)                         4
Consolidated  Statements  of  Cash  Flows  for  the  Three  Month  Period
     Ended  March  31,  2003 and 2002 (Unaudited)                             5
Notes  to  Unaudited  Consolidated  Financial  Statements                     7

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                  (Unaudited)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalent                                         $     6,050

PROPERTY AND EQUIPMENT, net                                              26,246
                                                                    -----------

                                                                    $    32,296
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts Payable and accrued expenses                          $   357,257
     Accrued Interest                                                    50,573
     Loan from officer                                                    9,590
     Note payable, related parties-current                               88,000
     Note payable, Others                                                54,180
                                                                    -----------

          Total current liabilities                                     559,600

CONVERTIBLE NOTES PAYABLE                                               210,000

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  $0.001par  value;
       10,000,000  shares  authorized;  none  issued                          -
     Common  stock,  $0.001  par  value;
       40,000,000 shares authorized; 15,142,400 shares issued
       and outstanding at March 31, 2003                                 15,142
     Additional paid in capital                                         487,325
     Shares to be issued                                                 47,050
     Less: Subscription receivable                                      (93,000)
     Accumulated deficit                                             (1,193,821)
                                                                    -----------
          Total stockholders' deficit                                  (737,304)
                                                                    -----------

                                                                    $    32,296
                                                                    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 & 2002
                                  (Unaudited)

                                                          2003          2002
                                                     -----------   ------------
Revenues
Securities  commission                               $         -   $      2,359
Consulting  &  Other  Commission                           2,450              -
  Insurance  commission                                        -          2,804
                                                     -----------   ------------
          Net revenues                                     2,450          5,163

Total operating expenses                                 140,958         89,475
                                                     -----------   ------------

Loss from operations                                    (138,508)       (84,312)

Non-operating  income  (expense):
     Interest  income                                          -             60
     Interest expense                                     (9,492)        (3,130)
     Miscellaneous                                         1,111         29,075
                                                     -----------   ------------

          Total  non-operating  income  (expense)         (8,381)        26,005
                                                     -----------   ------------

Loss before income taxes                                (146,889)       (58,307)

Provision for income taxes                                 4,000          3,200
                                                     -----------   ------------

Net loss                                             $  (150,889)  $    (61,507)
                                                     ===========   ============

Basic  &  diluted  weighted  average  number  of
  common stock outstanding                            15,120,650     15,000,000
                                                     ===========   ============

Basic & diluted net loss per share                   $    (0.010)  $     (0.004)
                                                     ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 & 2002
                                  (Unaudited)

                                                          2003          2002
                                                     -----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                        $  (150,889)  $    (63,507)
     Adjustments  to  reconcile  net  loss  to
       net  cash  used  in operating  activities:
            Depreciation and amortization                  2,469          2,462
            (Increase)/decrease in current assets:
                 Commission receivable                     5,005           (567)
                 Prepaid  expenses                         3,767              -
            Increase in current  liabilities:
                 Accrued expenses                        120,040          9,217
                                                     -----------   ------------
                 Net cash used in operating
                 activities                              (19,608)       (52,395)
                                                     -----------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
            Payment  of  loans                           (18,623)             -
            Proceeds  from  loans                              -         12,285
            Proceeds from issuance of common stock         5,000              -
            Cash received for shares to be issued          9,050         43,900
                                                     -----------   ------------
            Net cash provided by (used in)
              financing activities                        (4,573)        56,185
                                                     -----------   ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       (24,181)         3,790

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE           30,231         45,602
                                                     -----------   ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE              $     6,050   $     49,392
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

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the period ended March 31, 2003, include the accounts of KTGI and it's wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM. There was no activity for the period ended March 31, 2003 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

2.  RECENT  PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the Company's earnings or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 does not have a material effect on the Company's earnings or financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 does not have a material effect on the Company's earnings or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 does not have a material effect on the Company's earnings or financial position.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the Company's earnings or financial position.

On  April  30,  the  FASB  issued FASB Statement No. 149 (FAS 149), Amendment of
Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

3.  LOAN  FROM  OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $144 for the three month period ended March 31, 2003.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.  NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of March 31, 2003. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $2,200 for the three month period ended March 31, 2003 and 2002.

5.  CONVERTIBLE  DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the three month period ended March 31, 2003 amounted to $6,100.

The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

6.  STOCKHOLDERS'  EQUITY

During the three month period ended March 31, 2003, the Company issued 22,500 shares of common stock for cash of $5,000.

During the three month period ended March 31, 2003, the Company received $9,050 for 38,500 shares of common stock to be issued

7.  COMMITMENTS

The company leases its office facility under a five-year lease that commenced July 15, 1999. Monthly rental under the lease is $7,677. Minimum annual rentals for twelve-month periods ended, subsequent to March 31, 2003 are as follows:

                  Year                             Amount
                  ----                           ----------
                  2004                               92,127
                  2005                               38,387
                  -----                          ----------
                  Total                          $  130,514
                  =====                          ==========

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $300,000 through March 31, 2003.

8.  EARNING  PER  SHARE

Earnings per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

9.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $3,000 interest during the three month period ended March 31, 2003 and $0 for income tax and interest in 2002.

10. GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,193,821 at March 31, 2003. The Company's total liabilities exceed its total assets by $737,304. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, during the period ended March 31, 2003, the Company received $5,000 for shares issued and 9,050 for shares to be issued.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


11. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the three-month period ended March 31, 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - First Quarter of 2003 Compared to First Quarter of
     ---------------------------------------------------------------------------
2002
----

     KingThomason's revenues for Q1 2003 were below those of Q1 2002 - $2,450 in Q1 2003 compared to $5,163 in Q1 2002. The reasons for the decrease in revenues were two-fold - the general slowing of the economy and the effect it has had on the financial services industry. Secondly, a significant portion of our available resources were allocated to bringing the Basic Major Medical Plan and the Medical Accounts Receivable Credit Card Program to market, neither of which is expected to be affected by the condition of the overall economy.

     Operating expenses increased 58 percent during Q1 2003 as compared with Q1 2002. Operating expenses increased by $51,483 from $89,475 in Q1 2002 to $140,958 in Q1 2003.

     KingThomason had a net loss from operations of $150,889 for Q1 2003, up from a net loss of $61,507 for Q1 2002, an $89,382 or a 145 percent increase. We covered the loss with sales of stock of $14,050 and an increase in accrued expenses of $120,040.

     Liquidity  and  Capital  Resources
     ----------------------------------

     The Company's cash balance was $6,050 as of March 31, 2003 as compared to $49,392 on March 31, 2002. Net cash used in operating activities was $19,608 as compared to net cash used of $52,395 in the corresponding period last year. The net cash use was mainly due to a net loss of $150,889 for the quarter ended March 31, 2003. Net cash provided by financing activities amounted to $(4,573) as compared to $56,185 provided in the corresponding period last year. The increase was mainly due to receipt of cash for shares to be issued amounting to $14,050 in the quarter ended March 31, 2003. Net decrease in cash and cash equivalents for the three-month period ended March 31, 2003 was $24,181 as compared to a net increase of $3,790 in the corresponding period last year. Cash and cash equivalents were $6,050 on March 31, 2003 as compared to $49,392 on March 31, 2002.

     OUTLOOK

     During the first quarter, substantial time and effort were spent marketing the new TotalCare Medical Accounts Receivable Credit Card Program as well as the unique SpectraOne Basic Major Medical Policy. The SpectraOne Basic Major Medical Plan was approved and ready for sale starting February 1, 2003. Sales are now starting to increase as more and more of our brokerage agencies are implementing SpecrtaOne in their marketing strategies and the TotalCare Medical Accounts Receivable Credit Card Program is getting a lot of attention. Both are generating significant interest in the marketplace. With both of these proprietary new and unique products in the marketplace being sold, the Company anticipates having a positive cash flow by the end of the second quarter of 2003.

     Two factors will affect the rate of implementation of our business plan. First, the timing of receipt of sufficient funds to completely implement the TotalRecovery Credit Card Program. Second, the sales rate of our SpectraOne Basic Major Medical Plan, which began January 1.

     KingThomason's future results of operations and the other forward-looking statements contained in report, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; unexpected costs in establishing branch offices; the emergence of competition not now detected; and a general economic turndown.

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

     10.5          -     Executive  General Agent Agreement between KingThomason
                         Insurance  Company,  Inc.   and  Jefferson  Pilot  Life
                         Insurance  Company.*

     10.6          -     Payor  Agreement  between  KingThomason, Inc. (National
                         Limo  Group)  and  California  Foundation  for  Medical
                         Care.*

     10.7          -     2001  Stock  Option  Plan  adopted  by The KingThomason
                         Group,  Inc.**

     10.8          -     Strategic  Marketing  Agreement  of  January  1,  2003,
                         between  KingThomason  Credit  Card  Services, Inc. and
                         Debt Alliance Services, LLC.

     99            -     Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1          -     Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Date:  May  14,  2003                   The  KingThomason  Group,  Inc.


                                        By:/s/  Thomas  E.  King  III
                                           -------------------------------------
                                           T.E. King III, President

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

Date:  May  14,  2003                    /s/  Thomas  E.  King  III
                                         ---------------------------------------
                                         T.E.  King  III
                                         Chief  Executive  Officer

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



Date:  May  14,  2003                    /s/  Thomas  E.  King  III
                                         ---------------------------------------
                                         T.E.  King  III
                                         Chief  Financial  Officer

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880


                                  EXHIBIT INDEX

                                  Form 10-QSB
                       For the Fiscal Year Ended 03-31-03

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

     10.5          -     Executive  General Agent Agreement between KingThomason
                         Insurance  Company,  Inc.   and  Jefferson  Pilot  Life
                         Insurance  Company.*

     10.6          -     Payor  Agreement  between  KingThomason, Inc. (National
                         Limo  Group)  and  California  Foundation  for  Medical
                         Care.*

     10.7          -     2001  Stock  Option  Plan  adopted  by The KingThomason
                         Group,  Inc.**

     10.8          -     Strategic  Marketing  Agreement  of  January  1,  2003,
                         between  KingThomason  Credit  Card Services, Inc.  and
                         Debt Alliance Services, LLC.

     99            -     Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1          -     Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046
           on May 22, 2001;  incorporated  herein.

     **    Previously   filed  with   Form  10-QSB  09-30-01,   Commission  File
           #333-60880, EDGAR  Accession  #0001060830-01-500136  on  November 13,
           2001; incorporated  herein.