Form 10QSB
period 2003-06-30
KINGTHOMASON GROUP INC
filed 2003-08-14
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                        2600 Old Crow Canyon Road, #201
                              San Ramon, CA 94583
                                  925-905-5630
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes   [X]      No  [ ]

As  of  August  13,  2003,  there were 16,009,829  shares  of  the  Registrant's
Common  Stock,  par  value  $0.001  per  share,  outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page

Consolidated  Balance  Sheet  June  30,  2003  (Unaudited)                     3
Consolidated  Statements  of  Operations  (Unaudited)                          4
Consolidated  Statements  of  Cash  Flows  for  the  Six  Month  Period
     Ended  June  30,  2003  and  2002  (Unaudited)                            5
Notes  to  Unaudited  Consolidated  Financial  Statements                      7

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                  (Unaudited)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
  Cash & cash equivalent                                           $     28,956

PROPERTY AND EQUIPMENT, net                                              24,042
                                                                   ------------

                                                                   $     52,998
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
  Accounts payable and accrued expenses                            $    488,514
  Accrued Interest                                                       51,382
  Loan from officer                                                      14,590
  Note payable, related parties-current                                  88,000
  Note payable, Others                                                   77,184
                                                                   ------------
        Total current liabilities                                       719,670

CONVERTIBLE NOTES PAYABLE                                               210,000

COMMITMENTS

STOCKHOLDERS'  DEFICIT
  Preferred  stock,  $0.001 par  value;
    10,000,000  shares  authorized;  none  issued                             -
  Common  stock,  $0.001  par  value; 40,000,000  shares
    authorized; 16,009,829 shares issued and outstanding                 16,010
  Additional paid in capital                                            613,107
  Shares to be issued                                                     8,200
  Unamortized consulting fees                                            (7,972)
  Less: Subscription receivable                                         (93,000)
  Accumulated deficit                                                (1,413,017)
                                                                   ------------
        Total stockholders' deficit                                    (876,672)
                                                                   ------------

                                                                   $     52,998
                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                            For the three month period   For the six month period
                                  ended June 30,             ended June 30,
                               2003          2002          2003          2002
                           -----------   ------------   -----------  -----------
Revenues
Security  &  Other
  Commission               $     1,383    $       251    $    3,833   $     2,610
Insurance commission               170         12,069           170        14,873
                           -----------    -----------    ----------   -----------
      Net revenues               1,553         12,320         4,003        17,483

Total  operating  expenses     223,702         99,142       364,660       161,542
                           -----------    -----------    ----------   -----------

Loss from operations          (222,149)       (86,822)     (360,657)     (144,059)

Non-operating  income
  (expense):
      Interest  income               -             26             -            86
      Interest  expense         (9,089)        (3,130)      (18,581)       (6,260)
      Miscellaneous             12,042              -        13,153             -
                           -----------    -----------    ----------   -----------
        Total non-operating
          income (expense)       2,953         (3,104)       (5,428)       (6,174)
                           -----------    -----------      --------   -----------

Loss before income taxes      (219,196)       (89,926)     (366,085)     (150,233)

Provision for income taxes           -            887         4,000         4,087
                           -----------    -----------    ----------   -----------

Net loss                   $  (219,196)   $   (90,813)     (370,085)     (154,320)
                           ===========    ===========    ==========    ==========

Basic & diluted weighted
  average  number  of
  common stock outstanding  15,313,979     15,000,000    15,227,172    15,000,000
                           ===========    ===========    ==========    ==========

Basic & diluted net
  loss per share           $     (0.01)   $     (0.01)        (0.02)        (0.01)
                           ===========    ===========    ==========    ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 & 2002
                                  (Unaudited)

                                                           2003          2002
                                                       -----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                          $ (370,085)   $ (154,320)
     Adjustments  to  reconcile  net  loss
     to net cash used in operating activities:
          Depreciation and amortization                    4,673          4,924
          Shares  issued  for  services                   24,828              -
          (Increase)/decrease in current assets:
               Commission receivable                       5,005           (567)
               Prepaid  expenses                           3,767              -
          Increase  in  current  liabilities:
                Accrued expenses                         252,106         36,623
                                                       ---------     ----------
          Net cash used in operating activities          (79,706)      (113,340)
                                                       ---------     ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
          Payment  of  loans                             (18,623)             -
          Proceeds  from  loans                           28,004         13,456
          Proceeds from issuance of common stock          69,050              -
          Cash received for shares to be issued                -         68,900
                                                       ---------     ----------
          Net cash provided by financing activities       78,431         82,356
                                                       ---------     ----------

NET DECREASE IN CASH & CASH EQUIVALENTS                   (1,275)       (30,984)

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE           30,231         45,602
                                                       ---------     ----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                $  28,956     $   14,618
                                                       =========     ==========



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

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the period ended June 30, 2003, include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM. There was no activity for the period ended June 30, 2003 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

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

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

3.      LOAN  FROM  OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $313 for the six month period ended June 30, 2003.

4.      NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of June 30, 2003. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $4,400 for the six month period ended June 30, 2003 and 2002.

5.      CONVERTIBLE  DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the six month period ended June 30, 2003 amounted to $12,200.

The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

6.      STOCKHOLDERS'  EQUITY

During the six month period ended June 30, 2003, the Company issued 586,000 shares of common stock for cash of $69,050 received during this period.

During the six month period ended June 30, 2003, the Company issued 172,500 shares of common stock for consulting service amounting $24,600.

At June 30, 2003, the Company has 50,000 shares of common stock amounting $8,200 to be issued for services to be provided for three years starting June 1, 2003.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.      COMMITMENTS

The company leases its office facility under a five-year lease that commenced July 15, 1999. Monthly rental under the lease is $7,677. Minimum annual rentals for twelve-month periods ended, subsequent to June 30, 2003 are as follows:

                         Year                        Amount
                         ----                        ------
                         2004                          92,127
                         2005                          15,355
                                                   ----------
                         Total                     $  107,482
                                                   ==========

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $425,000 through June 30, 2003.

8.      EARNING  PER  SHARE

Earnings per share for the six month periods ended June 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

9.      SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $3,000 interest during the six month period ended June 30, 2003 and $0 for income tax and interest during the six month period ended June 30, 2002.

10.     GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,413,017 at June 30, 2003. The Company's total liabilities exceed its total assets by $876,672. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, during the period ended June 30, 2003, the Company received $69,050 for shares 586,000 shares of common stock issued.

11.     RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the six-month period ended June 30, 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of  Operations - Second Quarter of 2003 Compared to Second Quarter
     ---------------------------------------------------------------------------
of  2002
--------

     KingThomason's revenues for Q2 2003 were below those of Q2 2002 - $1,553 in Q2 2003 compared to $12,320 in Q2 2002. The principal reason for the decrease was the Company's decision to concentrate all its efforts and available resources in bringing to market its TotalRecovery Medical Accounts Receivable Credit Card Program (Credit Card Division) and its American Health Trends Series, a suite of affordable healthcare products.

     Operating expenses increased 226 percent during Q2 2003 as compared with Q2 2002. Operating expenses increased by $124,560 from $99,142 in Q2 2002 to $223,702 in Q2 2003.

     KingThomason had a net loss from operations of $222,149 for Q2 2003, up from a net loss of $86,822 for Q2 2002, a $135,327 or a 256 percent increase. We covered the loss with sales of stock of $69,050 and an increase in accrued expenses of $252,106.

          Interim  Results  of  Operations  -  First Half of FY 2003 Compared to
          ----------------------------------------------------------------------
First  Half  of  FY  2002
-------------------------

          Our revenues of $4,003 for the first half of FY 2003 represent a $13,480 or 77 percent decrease from revenues of $17,483 in the first half of FY 2002. The principal reason for the decrease was the Company's decision to concentrate all its efforts and available resources in bringing to market its TotalRecovery Medical Accounts Receivable Credit Card Program (Credit Card Division) and its American Health Trends Series, a suite of affordable healthcare products.

          Against this 77 percent decrease in revenues, we experienced a $203,118 or 126 percent increase in operating expenses during this six-month period as compared to the first six months in FY 2002. The reason for this increase in operating expenses was a $25,000 monthly accrued non-cash expense associated with the credit card division.

          Our net loss from operations of $360,657 during the first half of FY 2003 represents a 250 percent increase in net operating loss from a $144,059 loss in the first half of FY 2002. The reason for this is a $25,000 monthly accrued non-cash expense associated with the credit card division.

     Liquidity  and  Capital  Resources
     ----------------------------------

     The Company's cash balance was $28,956 as of June 30, 2003 as compared to $14,618 on June 30, 2002. Net cash used in operating activities was $79,706 as compared to net cash used of $113,340 in the corresponding period last year. The net cash use was mainly due to a net loss of $219,196 for the quarter ended

June 30, 2003. Net cash provided by financing activities amounted to $78,431 as compared to $82,356 provided in the corresponding period last year. The increase was mainly due to receipt of cash for shares issued amounting to $69,050 in the quarter ended June 30, 2003. Net increase in cash and cash equivalents for the three-month period ended June 30, 2003 was $22,906 as compared to a net decrease of $34,774 in the corresponding period last year. Cash and cash equivalents were $28,956 on June 30, 2003 as compared to $14,618 on June 30, 2002.

     OUTLOOK

     During the second quarter, substantial time and effort were spent marketing the new TotalRecovery Medical Accounts Receivable Credit Card Program as well as the unique HealthNext and SpectraOne Basic Major Medical Policies. The HealthNext and SpectraOne Basic Major Medical Plans are now the backbone of the Company's new American Health Trends Series which is a comprehensive, innovative and affordable collection of medical and dental healthcare programs designed for individuals and families. These programs are marketed nationally by brokers to associations, affinity groups, independent contractors, large employers, chamber of commerce members, and trade unions via the internet. KTG has assembled a select group of providers to enable brokers' access to a nationwide offering of products not otherwise available to them. The Company will private label and manage the website for the brokers as support for marketing efforts to their clients. Without this platform, brokers' would not be able to reach their entire constituency. Sales are now starting to increase as more and more of our brokerage agencies are implementing SpectraOne, HealthNext and the American Health Trends Series in their marketing strategies and the TotalRecovery Medical Accounts Receivable Credit Card Program is getting a lot of attention. Both are generating significant interest in the marketplace.

     Two factors will affect the rate of implementation of our business plan. First, the timing of receipt of sufficient funds to completely implement the TotalRecovery Credit Card Program. Second, the sales rate of our HealthNext and SpectraOne Basic Major Medical Plans, which began in the second quarter.

     King Thomason's future results of operations and the other forward-looking statements contained in report, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; unexpected costs in establishing branch offices; the emergence of competition not now detected; and a general economic turndown.


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

Item  6.          Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit                              Item
     -------                             -----

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

     10.4     -    Payor  Agreement  between  KingThomason,  Inc.,  a California corporation, and California  Foundation  for  Medical  Care.*

     10.5     -    Executive  General  Agent  Agreement   between   KingThomason
                   Insurance Company, Inc. and Jefferson  Pilot  Life  Insurance
                   Company.*

     10.6     -    Payor  Agreement   between  KingThomason, Inc. (National Limo
                   Group)  and  California  Foundation  for  Medical  Care.*

     10.7     -    2001 Stock Option  Plan  adopted  by The KingThomason Group,
                   Inc.**

     10.8     -    Strategic   Marketing  Agreement   of   January   1,   2003,
                   between  KingThomason Credit  Card  Services,  Inc. and Debt
                   Alliance Services, LLC.***

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

     ***   Previously  filed  with   Form  10-KSB   12-31-02,   Commission  File
           #333-60880, EDGAR Accession #0001060830-03-000065 on March 31,  2003;
           incorporated  herein.


(b)     Forms  8-K

        None


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August  14,  2003                The  KingThomason  Group,  Inc.


                                         By:/s/Thomas  E.  King  III
                                            ------------------------------------
                                            T.E.  King  III,  President

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


Date:  August  14,  2003                    Thomas  E.  King  III
                                            ------------------------------------
                                            T.E.  King  III
                                            Chief  Executive  Officer

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



Date:  August  14,  2003                    Thomas  E.  King  III
                                            ------------------------------------
                                            T.E.  King  III
                                            Chief  Financial  Officer

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                                  Form 10-QSB
                       For the Fiscal Year Ended 06-30-03

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

     10.4     -    Payor  Agreement  between  KingThomason,  Inc.,  a California corporation, and California  Foundation  for  Medical  Care.*

     10.5     -    Executive  General  Agent  Agreement   between   KingThomason
                   Insurance Company, Inc. and Jefferson  Pilot  Life  Insurance
                   Company.*

     10.6     -    Payor  Agreement   between  KingThomason, Inc. (National Limo
                   Group)  and  California  Foundation  for  Medical  Care.*

     10.7     -    2001 Stock Option  Plan  adopted  by The KingThomason Group,
                   Inc.**

     10.8     -    Strategic   Marketing  Agreement   of   January   1,   2003,
                   between  KingThomason Credit  Card  Services,  Inc. and Debt
                   Alliance Services, LLC.***

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

     ***   Previously  filed  with   Form  10-KSB   12-31-02,   Commission  File
           #333-60880, EDGAR Accession #0001060830-03-000065 on March 31,  2003;
           incorporated  herein.