Form 10QSB
period 2003-09-30
KINGTHOMASON GROUP INC
filed 2003-11-18
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                           2600 Crow Canyon Road, #201
                               San Ramon, CA 94583
                                  925-905-5630
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2003, there were 16,184,829 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                                                                            Page

Consolidated  Balance  Sheet  September  30,  2003  (Unaudited)               3
Consolidated  Statements  of  Operations  (Unaudited)                         4
Consolidated  Statements  of  Cash  Flows  for  the  Nine  Month  Period
     Ended  September  30,  2003  and  2002  (Unaudited)                      5
Notes  to  Unaudited  Consolidated  Financial  Statements                     6

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (Unaudited)

                                     ASSETS
CURRENT  ASSETS:
  Cash & cash equivalents                                           $     7,711

PROPERTY AND EQUIPMENT, net                                              21,569
                                                                    -----------

                                                                    $    29,280
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
  Accounts payable and accrued expenses                             $   614,398
  Accrued interest                                                       57,649
  Loan from officer                                                      16,807
  Note payable, related parties-current                                  88,000
  Note payable, Others                                                   78,571
                                                                    -----------
        Total current liabilities                                       855,425

CONVERTIBLE NOTES PAYABLE                                               210,000

COMMITMENTS

STOCKHOLDERS'  DEFICIT
  Preferred  stock,  $0.001 par  value;
    10,000,000  shares  authorized;  none  issued                             -
  Common  stock,  $0.001  par  value;  40,000,000
    shares  authorized; 16,184,829 shares issued and
    outstanding                                                          16,185
  Additional paid in capital                                            638,532
  Shares to be issued                                                     8,200
  Unamortized consulting fees                                           (25,472)
  Less: Subscription receivable                                         (93,000)
  Accumulated deficit                                                (1,580,590)
                                                                    -----------
        Total stockholders' deficit                                  (1,036,145)
                                                                    -----------

                                                                    $    29,280
                                                                    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          For the three month period  For the nine month period
                              ended September 30,         ended September 30,
                              2003           2002         2003           2002
                           -----------  -----------   ------------  -----------
Revenues
  Securities  commission   $     2,773  $     1,742   $     6,606   $     4,352
  Insurance commission               -        2,089           170        16,962
                           -----------  -----------   -----------   -----------
      Net revenues               2,773        3,831         6,776        21,314

Total  operating  expenses     168,609      149,679       533,269       311,221
                           -----------  -----------   -----------   -----------

loss  from  operations        (165,836)    (145,848)     (526,493)     (289,907)


Non-operating income
  (expense):
  Interest income                    -          129             -           215
  Interest  expense             (9,367)      (4,273)      (27,948)      (10,533)
  Miscellaneous                  7,630            -        20,783             -
                           -----------  -----------   -----------   -----------
      Total non-operating
        income (expense):       (1,737)      (4,144)       (7,165)      (10,318)
                           -----------  -----------   -----------   -----------


Loss before income taxes      (167,573)    (149,992)     (533,658)     (300,225)
                           -----------  -----------   -----------   -----------


Provision for income taxes           -        4,198         4,000         8,285
                           -----------  -----------   -----------   -----------

Net  loss                  $  (167,573) $  (154,190)  $  (537,658)  $  (308,510)
                           ===========  ===========   ===========   ===========


Basic & diluted weighted
  average number of common
  stock outstanding         16,025,046   15,090,300    15,687,246    15,030,543
                           ===========  ===========   ===========   ===========

Basic & diluted net loss
  per share                $    (0.010) $    (0.010)  $    (0.034)  $    (0.021)
                           ===========  ===========   ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 & 2002
                                  (Unaudited)

                                                          2003           2002
                                                     ------------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                        $  (537,658)   $  (308,510)
     Adjustments  to  reconcile  net  loss  to
     net  cash  used  in operating  activities:
       Depreciation and amortization                       7,146          5,170
       Shares  issued  for  services                      32,928              -
       (Increase)/decrease  in  current  assets:
         Commission  receivable                            5,005           (567)
         Deposit                                           3,767              -
       Increase/(decrease) in current liabilities:
         Accrued expenses                                384,257         24,991
                                                     -----------    -----------
     Net cash used in operating activities              (104,555)      (278,916)
                                                     -----------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Net proceeds from loans                            12,985         15,931
       Proceeds  from  convertible  debenture                  -        190,000
       Proceeds from issuance of common stock             69,050         68,900
                                                     -----------    -----------
     Net cash provided by financing activities            82,035        274,831
                                                     -----------    -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                  (22,520)        (4,085)

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE           30,231         45,602
                                                     -----------    -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE              $     7,711    $    41,517
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

Principles  of  Consolidation  &  Recapitalization

The  accompanying  consolidated  financial  statements   for  the  period  ended
September 30, 2003, include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM. There was no activity for the period ended September 30, 2003 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

2.  RECENT  PRONOUNCEMENTS

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.  LOAN  FROM  OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $657 for the nine month period ended September 30, 2003.

4.  NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of September 30, 2003. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $6,600 for the nine month period ended September 30, 2003 and 2002.

5.  CONVERTIBLE  DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the nine month period ended September 30, 2003 amounted to $18,300.

The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

6.  STOCKHOLDERS'  EQUITY

During the nine month period ended September 30, 2003, the Company issued 586,000 shares of common stock for cash of $69,050 received during this period and issued 50,000 shares for cash amounting $9,500 received in the prior year.

During the nine month period ended September 30, 2003, the Company issued 172,500 shares of common stock for consulting service amounting $31,700 and 50,000 shares of common stock for services received in the prior year amounting $9,500.

During the nine month period ended September 30, 2003, the Company issued 175,000 shares of common stock for consulting service to be provided amounting $17,500.

At September 30, 2003, the Company has 50,000 shares of common stock amounting $8,200 to be issued for services to be provided for three years starting June 1, 2003.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.  COMMITMENTS

The company entered an 18- months sublease agreement on June 3, 2003. Monthly rental under the sublease is $3,075 from August 1, 2003 to January 15, 2005. Minimum annual rentals for twelve-month periods ended, subsequent to September 30, 2003 are as follows:

                   Year                              Amount
                   ----                              ------
                   2004                              36,900
                   2005                               1,537
                                                     ------
                                                     38,437
                                                     ======

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $550,000 through September 30, 2003.

On July 24, 2003, the Company entered into a service agreement with a consultant in connection with an equity placement of its common or preferred stock. The Company issued 175,000 shares of common stock as a retainer and will issue 25,000 shares for each $100,000 of portion thereof, funded. These 175,000 issued shares will not be sold for six months or until the stock price reaches a closing price of $.50 or greater for three consecutive trading days. Relating to advisory services for a merger or acquisition transaction, the Company will pay cash equal to 2% of the cash consideration paid or received and the its common stock equal to 2% of the non-cash consideration paid or received in the transaction.

8.  EARNING  PER  SHARE

Earnings per share for the nine month periods ended September 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

9.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $3,000 interest during the nine period ended September 30, 2003 and $0 for income tax and interest in 2002.

10. GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


accumulated deficit of $1,580,590 at September 30, 2003. The Company's total liabilities exceed its total assets by $1,036,145. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, during the period ended September 30, 2003, the Company received $69,050 for shares issued.

11. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the nine-month period ended September 30, 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - Third Quarter of 2003 Compared to Third Quarter of
     ---------------------------------------------------------------------------
2002
----

     KingThomason's revenues for Q3 2003 were below those of Q3 2002 - $2,773 in Q3 2003 compared to $3,831 in Q3 2002. The principal reason for the decrease was the Company's decision to concentrate all its efforts and available resources in bringing to market its TotalRecovery Medical Accounts Receivable Credit Card Program (Credit Card Division) and its American Health Trends Series, a suite of affordable healthcare products.

     Operating expenses increased 13 percent during Q3 2003 as compared with Q3 2002. Operating expenses increased by $18,930 from $149,679 in Q3 2002 to $168,609 in Q3 2003.

     KingThomason had a net loss from operations of $165,836 for Q3 2003, up from a net loss of $145,848 for Q3 2002, a $19,998 or a 14 percent increase. We covered the loss with an increase in accrued expenses of $167,503.

          Interim  Results  of  Operations  -  First  Three  Quarters of FY 2003
          ----------------------------------------------------------------------
Compared  to  First  Three  Quarters  of  FY  2002
--------------------------------------------------

          Our revenues of $6,776 for the first three quarters of FY 2003 represent a $14,538 or 68 percent decrease from revenues of $21,314 in the first three quarters of FY 2002. The principal reason for the decrease was the Company's decision to concentrate all its efforts and available resources in bringing to market its TotalRecovery Medical Accounts Receivable Credit Card Program (Credit Card Division) and its American Health Trends Series, a suite of affordable healthcare products.

          Against this 68 percent decrease in revenues, we experienced a $222,048 or 171 percent increase in operating expenses during this nine-month period as compared to the first nine months in FY 2002. The reason for this increase in operating expenses was a $25,000 monthly accrued non-cash expense associated with the credit card division.

          Our net loss from operations of $526,493 during the first three quarters of FY 2003 represents a 182 percent increase in net operating loss from a $289,907 loss in the first three quarters of FY 2002. The reason for this is a $25,000 monthly accrued non-cash expense associated with the credit card division.

     Liquidity  and  Capital  Resources
     ----------------------------------

     The Company's cash balance was $7,771 as of September 30, 2003 as compared to $41,517 on September 30, 2002. Net cash used in operating activities was

$104,555 as compared to net cash used of $278,916 in the corresponding period last year. The net cash use was mainly due to a net loss of $167,573 for the quarter ended September 30, 2003. Net cash provided by financing activities amounted to $82,035 as compared to $274,831 provided in the corresponding period last year. Net decrease in cash and cash equivalents for the three-month period ended September 30, 2003 was $21,245 as compared to a net increase of $26,899 in the corresponding period last year. Cash and cash equivalents were $7,711 on September 30, 2003 as compared to $41,517 on September 30, 2002.

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
                     Inc.**

     10.8       -    Strategic   Marketing   Agreement   of   January  1,  2003,
                     between KingThomason Credit  Card  Services,  Inc. and Debt
                     Alliance Services, LLC.***

     31        -     Certification  of  Chief  Executive  Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1      -     Certification  of Chief Financial Officer  pursuant  to  18
                     U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32        -     Certification  of  Chief Executive Officer  pursuant  to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1      -     Certification  of  Chief Financial Officer  pursuant  to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Date:  November  14,  2003              The  KingThomason Group, Inc.


                                        By:/s/Thomas  E.  King  III
                                           -------------------------------------
                                           T.E. King III, President

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                                  Form 10-QSB
                       For the Fiscal Year Ended 09-30-03

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
                     Inc.**

     10.8       -    Strategic   Marketing   Agreement   of   January  1,  2003,
                     between KingThomason Credit  Card  Services,  Inc. and Debt
                     Alliance Services, LLC.***

     31        -     Certification  of  Chief  Executive  Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1      -     Certification  of Chief Financial Officer  pursuant  to  18
                     U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32        -     Certification  of  Chief Executive Officer  pursuant  to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1      -     Certification  of  Chief Financial Officer  pursuant  to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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