Form 10KSB
period 2003-12-31
KINGTHOMASON GROUP INC
filed 2004-04-12
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $19,750

State the aggregate market value of the 5,016,840 voting and non-voting common equity held by non-affiliates computed by reference to the $0.275 average bid and asked price of such common equity, as of April 5, 2004: $1,602,173.

As of March 22, 2004, there were 16,994,071 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Item  8   Changes In and  Disagreements  With Accountants on Accounting
               and  Financial  Disclosure                                     22

Item  9   Directors,  Executive  Officers,  Promoters and Control Persons     22

Item 10   Executive  Compensation                                             22
          Employment  Contracts                                               27
          Stock  Options                                                      27

Item 11   Security  Ownership  of  Certain  Beneficial  Owners
               and  Management                                                27

Item 12   Certain  Relationships  and  Related  Transactions                  28

Item 13   Exhibits  and  Reports  on  Form  8-K                               30
          Exhibits                                                            30
          Forms  8-K                                                          31

Item 14   Controls  and Procedures                                            31

Signatures                                                                    32

Item  1.  Description  of  Business.

Business  Development.
----------------------

     The KingThomason Group, Inc. was incorporated in Nevada on November 8, 2000. On December 7, 2001 it was the surviving corporation in a merger between it and KingThomason, Inc., which was incorporated in Nevada on July 21, 2000, after nearly three years of planning and product development by its founders, Tom Thomason and T.E. ("Tim") King III. Until December 31, 2000 the founders of KingThomason, Inc. operated through Subchapter S corporations that were created since 1998 and owned the different products and programs that have been developed. (A Subchapter S corporation is a small business corporation whose income, with some exceptions, is not taxed at the corporate level but is passed through and taxed to its shareholders.) On December 31, 2000 the interests of the founders in these Subchapter S corporations were transferred to KingThomason, Inc., which thereby owned 100 percent of the equity in each of its ten subsidiaries. The Subchapter S status of all the corporations in the group was terminated, and on December 7, 2001, the merger between The KingThomason Group, Inc. and KingThomason, Inc. was effected. The historical financial statements of the post-merger company are those of KingThomason, Inc.

Our  Business.
--------------

     We specialize in creating, developing, and marketing, across our divisions, high margin, proprietary, financial and insurance products for overlooked and/or underdeveloped niche markets. Now that our TotalRecovery Medical Accounts Receivable Credit Card Program and our SpectraOne and HealthNext Basic Major Medical Plans have come on stream, our proprietary products should exceed 80 percent of 2004's net revenues.

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

     The following is a brief description of our two principal operating divisions:

     1.   KingThomason  Credit  Card  Services

          This is the TotalRecovery Medical Accounts Receivable Credit Card Program that contracts with physicians and hospitals to convert their outstanding private-pay accounts receivable into performing credit card assets. These assets, once "seasoned" as performing credit cards (a 12-month period), can be readily sold in liquid asset backed securities markets, currently at par.

KingThomason retains 40 percent of the proceeds from the sale of the assets, with 60 percent being paid to the physicians or hospitals. The current contract, with the largest medical foundation in the United States, provides us with a total available market of $1.4 billion in outstanding accounts receivable. We anticipate a 25 percent conversion rate. The program offers a solution that will recover a higher percentage of accounts receivable and in less time than traditional collection agencies. It costs the physicians less and is expected to repatriate the patients with their physicians.

     2.   KingThomason  HealthNext  Basic  Major  Medical  Plan

          This program provides a basic major medical plan to an underserved market of uninsured or underinsured people. It is affordable to a huge market that can't pay for all-inclusive medical insurance but needs more protection than a hospital-only plan with minimal coverage. With $2,000,000 in coverage, the plan offers an affordable alternative to little or no medical insurance. The plan features a simplified application, is easy for an agent to sell, pays a high commission and costs, on average, only fifty percent of an all-inclusive medical insurance plan. The BMMP will be underwritten by Zurich Financial Services Group's Empire Fire and Marine Insurance; A rated by A.M. Best, the insurance industry's premier rating company.

     We use the Internet for marketing, communication and informative purposes. Products can be sold over the Internet; but more specifically the Internet presence is to provide general information as well as up-to-date account or product information for current and future clients.

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

     Our Medical Accounts Receivable Credit Card Program, for instance, employs two financial products -

     -  issuance of a private labeled, multi-purpose MasterCard Credit Card, and

     - the sale of performing credit card assets at or above par value in the asset backed securities market.

Revenue by Sectors. Our revenues from each of our subsidiaries during 2001, 2002 and 2003 are as follows:

                                            2001         2002        2003
                                          --------     -------     -------
KingThomason, Inc.                        $103,200     $ 8,744     $19,080
KingThomason Financial Services           $ 85,715     $14,156     $   670
KingThomason Credit Card Services         $      0                 $     0

Distribution  Methods.
----------------------

     We distribute, or in some instances plan to distribute, our products through existing broker networks and our own agents. We distribute our insurance products through Marsh McClennan, Aon Employee Benefits and Arthur J. Gallagher & Co.

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

Patents,  Trademarks  and  Licenses.
------------------------------------

     We have a Trademark pending for the name SpectraOne, the name of our Basic Major Medical Plan and a Copyright Use Mark for TotalCare and TotalRecovery, our Medical Credit Card Program. We do not license any of the products we sell that are owned by other companies.

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

Employees.
----------

     At present we have 3 employees. All other agents, service providers and affiliates in our organization are "independent contractors" or consultants.

Seasonality.
------------

     There  is  no  seasonal  aspect  to  our  business.

Item  2.  Description  of  Property.

     We own no plants or manufacturing equipment, only office furniture, computers and related equipment.

     We have an eighteen-month lease on our office space. It consists of 2,010 square feet. The lease expires January 15, 2005.

Item  3.  Legal  Proceedings.

     Neither our company nor any of our property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     There were no matters submitted to a vote of the stockholders of our company during 2003.

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     KingThomason 's Common Stock presently trades on the OTC Bulletin Board under the symbol KGTH, having been added to the OTC Bulletin Board on March 11, 2002. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2002 and 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                    High          Low
     2002:
          1st  Qtr             $             $
          2nd  Qtr             $0.65         $0.20



          3rd  Qtr             $0.3          $0.07
          4th  Qtr             $0.45         $0.1

     2003:
          1st  Qtr             $0.40         $0.24
          2nd  Qtr             $0.25         $0.13
          3rd  Qtr             $0.15         $0.10
          4th  Qtr             $0.13         $0.10

     There are approximately 538 holders of record of our company's common stock.

     Our company has declared no dividends on our common stock. There are no restrictions that would or are likely to limit the ability of our company to pay dividends on its common stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of our business.

     On May 25, 2003 we issued 586,000 shares of our Common Stock to twelve "accredited investors" in exchange for $69,050 cash. In 2003 we issued 347,500 shares of our Common Stock for consulting services in exchange for $50,200 in services to be rendered. All the shares issued were done pursuant to Regulation D, Rule 506.


Item  6.  Management's  Discussion  and  Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

  Results of Operations - Year ending 12/31/03 Compared to Year ending 12/31/02
  -----------------------------------------------------------------------------

     King Thomason's revenues for the fiscal year ended December 31, 2003 were slightly below those of the fiscal year ended December 31, 2002 - $19,750 in FY 2003 compared to $22,900 in FY 2002. The reasons for the slight decrease in revenues were two-fold - the general slowing of the economy and the effect it has had on the financial and insurance services industry. Secondly, as stated above, when it became apparent that the prospects for the TotalRecovery Medical Accounts Receivable Credit Card Program and the HealthNext Basic Major Medical Plan were so compelling, management made a strategic decision to de-emphasize all other aspects of the Group and allocate all available resources and manpower toward developing these two products in an effort to bring them both to market at the earliest possible moment.

     Operating expenses decreased 23 percent during FY 2003 as compared with FY 2002. Operating expenses decreased by $149,796 from $649,337 in FY 2002 to $499,541 in FY 2003.

     KingThomason had a net loss of $536,593 for FY 2003, down from a net loss of $632,145 for FY 2002, a $95,552 decrease or a 15 percent decrease. We covered the loss with the sale of stock for $69,050 cash and an increase in accrued expenses of $371,977.

     Outlook
     -------

     During the Fourth Quarter, substantial time and effort were spent getting the new TotalRecovery Medical Accounts Receivable Credit Card Program as well as the unique SpectraOne Basic Major Medical Policy to market. The HealthNext Basic Major Medical Plan started sales November 1, 2003 and the TotalRecovery Medical Accounts Receivable Credit Card Program has issued its first credit cards. Both are generating significant interest in the marketplace. With both of these proprietary new and unique products in the marketplace being sold, the Company anticipates having an increased cash flow by the end of the third quarter of 2004.

     Two factors will affect the rate of implementation of our business plan. First, the timing of receipt of sufficient funds to completely implement the TotalRecovery Credit Card Program. Second, the sales rate of our HealthNext Basic Major Medical Plan, which began November 1.

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years December 31, 2002 and December 31, 2003:

                                                       Fiscal Year Ended
                                                       -----------------
                                                   12-31-2003     12-31-2002
                                                   ----------     ----------
Sales                                                  100%           100%

Operating expenses                                  (2,529)%       (2,836)%
Income from operations                              (2,429)%       (2,736)%

Non-operating income (expense)                      (2,674)%           11%

Net income (loss) before taxes                      (2,674)%       (2,724)%
Net income (loss) after taxes                       (2,717)%       (2,760)%

     Balance  sheet  items.
     ----------------------

     Current assets of $6,317 on December 31, 2003, compares unfavorably with current liabilities of $833,160 at that time, an unfavorable current ratio of 0.008.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     We are not liquid with $2,822 cash on hand and $3,075 in prepaid expenses at fiscal 2003 year-end and current liabilities of $678,390 owed to unrelated parties. However, we had $99,459 in negative operating cash flow during 2003.
We were able to maintain liquidity only by selling stock in the amount of $69,050. The $100,590 in current liabilities owed to related parties is attributable to four promissory notes, the principal amounts of which are as follows:

Lender                   Relationship to KingThomason   Principal Amount  Interest Rate  Maturity  Date
------                   ----------------------------   ----------------  -------------  --------------
T.E.  King  III          President  and  Director       $  6,042           6%            05-31-03
Hume A. "Tom" Thomason   Secretary  and  Director       $  3,543           6%            05-31-03
Lloyd Hartzler           Grandfather of T.E. King III   $ 49,000          10%            05-01-03
Jeff  Thomason           Son  of Hume A. Tom Thomason   $ 39,000          10%            07-01-03

It is believed that none of the above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2004 through the sale of stock.


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

Item  7.  Financial  Statements.
                                                                            Page
                                                                            ----
     KingThomason,  Inc.  and  Subsidiaries:
     Independent Auditors' Report                                              8
     Consolidated  Balance  Sheet  December  31,  2003                         9
     Consolidated  Statements  of  Operations  for  the  Years  Ended
          December  31,  2003  and  2002                                      10
     Consolidated  Statement  of  Stockholders'  Equity  (Deficit)
          for  the Year Ended December 31, 2003 and 2002                      11
     Consolidated  Statements  of  Cash  Flows  for  the  Year
          Ended December 31, 2003 and 2002                                    12
     Notes  to  Consolidated  Financial  Statements                           13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Stockholders  and  Board  of  Directors
The  KingThomason  Group,  Inc.

We have audited the accompanying consolidated balance sheet of The KingThomason Group, Inc, a Nevada Corporation and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The KingThomason
Group, Inc and subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of 1,579,525 and excess of total liabilities over total assets of $1,017,808 on December 31, 2003. These factors as discussed in Note 16 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
March  31,  2004

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     2,822
     Commission  receivable,  net  of  allowance  of
       insurance  policy  cancellations of $2,000                           420
     Prepaid Expenses                                                     3,075
                                                                    -----------
          Total current assets                                            6,317

PROPERTY AND EQUIPMENT, net                                              19,035
                                                                    -----------

                                                                    $    25,352
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
     Accounts payable & accrued expenses                            $   678,390
     Note payable - other                                                54,180
     Loan from officer                                                   12,590
     Note Payable - related parties                                      88,000
                                                                    -----------
          Total current liabilities                                     833,160


CONVERTIBLE NOTES PAYABLE                                               210,000

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  $0.001  par  value;
       10,000,000  shares  authorized;  none  issued                          -
     Common  stock,  $0.001  par  value;
       40,000,000 shares authorized;  16,184,829 shares issued
       and outstanding at December 31, 2003                              16,185
     Additional paid in capital                                         638,532
     Shares to be issued                                                      -
     Less: Subscription receivable                                      (93,000)
     Accumulated deficit                                             (1,579,525)
                                                                    -----------
          Total stockholders' deficit                                (1,017,808)
                                                                    -----------

                                                                    $    25,352
                                                                    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003          2002
                                                    ------------   ------------
Revenues
  Securities  commission                            $          -   $      7,034
  Insurance commission                                       498         15,394
  Consulting & Other commission                           19,252            472
                                                    ------------   ------------
        Net revenues                                      19,750         22,900

Operating  expenses
  Consulting expense                                     317,500        200,000
  General and administrative                             182,041        449,337
                                                    ------------   ------------
            Total operating expenses                     499,541        649,337
                                                    ------------   ------------

Loss from Operations                                    (479,791)      (626,437)
                                                    ------------   ------------

Non-Operating  Income  (expense):
  Interest  income                                             -            223
  Interest expense                                       (48,225)       (18,719)
  Miscellaneous                                           (4,577)        21,068
                                                    ------------   ------------
  Loss before income taxes                              (532,593)      (623,865)

  Provision for income taxes                               4,000          8,280
                                                    ------------   ------------

Net loss                                            $   (536,593)  $   (632,145)
                                                    ============   ============

Basic  &  diluted  weighted  average  number  of
  common stock outstanding                            15,669,662     15,051,440
                                                    ============   ============

Basic & diluted net loss per share                  $      (0.03)  $      (0.04)
                                                    ============   ============





  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                     Common  stock                                                                    Total
                                 --------------------
                                  Number of              Additional     Subscription  Shares to be  Accumulated   stockholders'
                                    shares    Amount   paid in capital   receivable      issued       deficit       (deficit)
                                 ----------  --------  ---------------  ------------  ------------  -----------  ----------------
Balance as of January 1, 2002    15,000,000  $ 15,000    $  410,417      $(93,000)     $       -   $  (410,787)     $    (78,370)

Shares issued for cash               98,900        99        68,801             -              -             -            68,900

Shares issued for prepaid expense    21,000        21         3,129             -              -             -             3,150

50,000  shares  to  be  issued
  for  service                            -         -             -             -          9,500             -             9,500

81,429  shares  to  be  issued
  for  cash                               -         -             -             -         28,500             -            28,500

Net  loss  for  the  year                 -         -             -             -              -      (632,145)         (632,145)
                                 ----------  ---------   ----------      --------      ---------   -----------      ------------
Balance as of December 31, 2002  15,119,900    15,120       482,347       (93,000)        38,000    (1,042,932)         (600,465)

Shares issued for cash              586,000       586        68,464             -              -             -            69,050

Shares issued for services          347,500       348        49,853             -              -             -            50,200

Shares  issued  for  cash
  received  in  prior  year          81,429        81        28,419             -        (28,500)            -                 -

Shares issued for services
  performed in prior year            50,000        50         9,450             -         (9,500)            -                 -

Net  loss  for  the  year                 -         -             -             -              -      (536,593)      (536,593.00)
                                 ----------  ---------   ----------      --------      ---------   -----------      ------------

Balance as of December 31, 2003  16,184,829  $  16,185    $ 638,532      $(93,000)     $       0   $(1,579,525)     $ (1,017,808)
                                 ==========  =========    =========      ========      =========   ===========      ============











  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 & 2002

                                                         2003          2002
                                                    ------------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                       $   (536,593)  $   (632,145)
     Adjustments  to  reconcile  net  loss  to
       net  cash  used  in operating  activities:
          Shares issued for service                       50,200          9,500
          Shares  issued  for  prepaid  expense                -          3,150
          Depreciation and amortization                    9,680          8,199
          (Increase)/decrease in current  assets:
               Commission receivable                       4,585         33,764
               Prepaid  expenses                             692          3,910
          Increase/(decrease) in current
            liabilities:
               Accrued expenses                          371,977        233,647
                                                    ------------   ------------
     Net cash used in operating  activities              (99,459)      (339,975)
                                                    ------------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Acquisition  of  property  &  equipment                   -         (1,419)
                                                    ------------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
          Proceeds  from  loans                            3,000         18,623
          Proceeds  from  notes  payable                       -        210,000
          Proceeds from issuance of common stock          69,050         68,900
          Cash  received  for  shares  to  be  issued          -         28,500
                                                    ------------   ------------
     Net cash provided by financing activities            72,050        326,023
                                                    ------------   ------------

NET DECREASE IN CASH & CASH EQUIVALENTS                  (27,409)       (15,371)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                30,231         45,602
                                                    ------------   ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE             $      2,822   $     30,231
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

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the year ended December 31, 2003 and 2002 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM. There was no activity for the period ended December 31, 2003 and 2002 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions  have  been  eliminated  in  consolidation.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company allocates resources and assesses the performance of its sales activities as one segment. During the years ended December 31, 2003 and 2002, the Company only operated in one segment. Most of its revenue is generated through commission income, therefore segment disclosure has not been presented.

Revenue  Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when earned. Commission income is recognized as of the effective date of the policy. Any adjustments to commissions are recognized in the year in which they occur.

During the years ended December 31, 2003 and 2002, the Company earned commission on securities transaction consummated through a Broker Dealer. The Securities commission and related revenue and expense associated with the Company's securities business are recorded on a settlement date basis.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     RECENT  PRONOUNCEMENTS

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

4.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  following  on  December  31,  2003:

          Furniture,  fixture  and  Equipment             $    64,641
          Less:  Accumulated  depreciation                     45,606
                                                          -----------
                                                          $    19,035
                                                          ===========

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     ACCOUNTS  PAYABLE  &  ACCRUED  EXPENSES

Accounts payable and accrued expenses consisted of the following on December 31, 2003:

          Accrued  consulting                             $  500,000
          Accrued  interest                                   66,817
          Other                                              111,573
                                                          ----------
                                                          $  678,390
                                                          ==========

6.     NOTE  PAYABLE  -  OTHER

The Company has a note payable to a vendor amounting to $54,180 as of December 31, 2003. The note is payable by December 15, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per the agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability.

7.     LOAN  FROM  OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $755 for the year ended December 31, 2003 and 2002.

8.     NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of December 31, 2003. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $8,800 for the year ended December 31and 2003 and 2002.

9.     CONVERTIBLE  DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the year ended December 31, 2003 amounted to $26,809.

Attached to the Debentures, the Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of the warrants was calculated using Black Schole module was zero at the date of issuance using the following assumptions:

Volatility  0
Interest  rate:  5  %
Expected  life:  18  months
Dividend:  zero

Accordingly  no  proceeds  were  allocated  to  the  warrants.

10.    INCOME  TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carry-forwards. Through December 31, 2002, the Company incurred net operating losses for tax purposes of approximately $1,500,000. The net operating loss carry-forwards may be used to reduce taxable income through the year 2018 for the federal income tax purpose.

The gross deferred tax asset balance due to loss carry-forwards as of December 31, 2002 was approximately $510,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

There was no significant difference between reportable income tax and statutory income tax.

11.    MAJOR  CUSTOMERS

During the year ended December 31, 2003, a majority of the Company's consulting income was earned from three major service providers, which accounted for approximately 88% of total consulting income. The receivable from those service providers amounted to $2,306 as of December 31, 2003. All of the Company's insurance commission income was earned from one major service provider during the year ended December 31, 2003 which accounted for 100% of the total insurance commission income.

During the year ended December 31, 2002, a majority of the Company's insurance commission income was earned from two major service providers, which accounted for approximately 85% of total insurance commission income. There was no commission receivable from that service provider as of December 31, 2002. 80% of the Company's securities commission income was earned from one major service provider during the year ended December 31, 2002.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

12.    STOCKHOLDERS'  EQUITY

During the year ended December 31, 2003, the Company issued 347,500 shares of common stock for consulting service amounting $50,200. The Company issued 50,000 shares of common stock for services received in the prior year amounting $9,500.

During the year ended December 31, 2003, the Company issued 586,000 shares of common stock for cash received amounting $69,050. The Company issued 81,429 shares of common stock for cash received in the prior year amounting $28,500.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the year ended December 31, 2003, the Company committed to issue 50,000 shares of common stock amounting $8,200 for the services to be provided for three years period ending June 1, 2006.

13.    COMMITMENTS

The company entered an 18- months sublease agreement on June 3, 2003. Monthly rental under the sublease is $3,075 from August 1, 2003 to January 15, 2005. Minimum annual rentals for twelve-month periods ended, subsequent to December 31, 2003 are as follows:

                         Year                  Amount
                         ----                ---------
                         2004                $  36,900
                         2005                    3,075
                                             ---------
                                             $  39,975
                                             =========

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $500,000 through December 31, 2003.

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

14.    EARNING  PER  SHARE

Earnings per share for the year ended December 31and 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

15.    SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $3,000 for interest during the year ended December 31, 2003 and $0 for income tax and interest for the year ended December 31, 2002.

16.    GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,579,525 at December 31, 2003. The Company's total liabilities exceed its total assets by $1,017,808. In view of the matters

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. In this regard, during the year ended December 31, 2003, the Company received $69,050 for shares issued.

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

                KingThomason, Inc. (the Nevada holding company)
                -----------------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
T.E. King III, 36           President,                   7-00            12-04
                            Chief Financial Officer      7-00            12-04
                            and Director                 7-00            12-04

Hume A. "Tom" Thomason, 62  Secretary and                7-00            12-04
                            Director                     7-00            12-04

William T. Waler, Jr., 67   Director                     4-02            12-04

Arthur Mele, 61             Vice President of            4-02            12-04
                            Communications

                        KingThomason, Inc. (California)
                        -------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
T.E. King III, 36           Chief Financial Officer,     9-98            12-04
                            Secretary and                9-98            12-04
                            Director                     9-98            12-04

Hume A. "Tom" Thomason, 62  President, Director          9-98            12-04

                      KingThomason Financial Services, Inc.
                      -------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 62  Director                     4-99            12-04

T.E. King III, 36           Chief Financial Officer,     4-99            12-04
                            Secretary and                4-99            12-04
                            Director                     4-99            12-04

                    KingThomason Credit Cards Services, Inc.
                    ----------------------------------------
                                                     Office  Held      Term  of
       Person                       Office               Since          Office
       ------                       ------           ------------      --------
Hume A. "Tom" Thomason, 62  Director                     1-00            12-04

T.E. King, III, 36          President,                   1-00            12-04
                            Chief Financial Officer,     1-00            12-04
                            Secretary and                1-00            12-04
                            Director                     1-00            12-04

Richard Michel, 63          Director                     1-00            12-04

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

     Arthur Mele - Vice President of Communications. Mr. Arthur Mele is uniquely qualified to develop compelling integrated corporate marketing with clear consistent branding and effective messaging. He has extensive marketing and communication experience, with special emphasis on creative problem solving, strategic direction, product positioning and campaign development and management. He has an extensive film and video production background. Most recently Arthur held the Director of Marketing Communications position at ZANTAZ Inc. where he coordinated implemented and managed marketing programs that helped result in the acquisition of several major new customers. Prior to ZANTAZ he was

Creative Director for the Rutherford Bolen Group one of the fastest growing privately held design companies in the Santa Clara Valley where he managed a nine person marketing team responsible for worldwide sales and promotional material. At Campbell-Ewald Advertising, in New York and Los Angeles he held Senior Art Director, Creative Director and Head of Broadcast positions, following that experience Arthur created the Edgewood Knoll Studios, a Los Angeles based Production Company producing major commercials, television programming and feature films. He graduated in 1965 from the University of Michigan School of Architecture and Design, where he majored in information design and communications.

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

     Mr.  King,  our  president,  received  a  salary  in  2003  of  $5,500.

     The following sets forth the remuneration received in the last three fiscal years by Mr. King, the president of KingThomason, in all capacities. No officer or employee has received total remuneration of $100,000 or more in any of such years.

                                          Awards
                                        ------------
          Annual  Compensation                         Securities
-------------------------------------
                                                       Underlying         Payouts
                                                                   -----------------------
                         Other Annual   Restricted     Options/    LTIP       All  Other
Year   Salary   Bonus    Compensation   Stock Awards   SARS        Payouts    Compensation
----   ------   ------   ------------   ------------   ----------  -------    ------------
2003   $  5,500    0           0              0         200,000        0              0
2002   $ 29,250    0           0              0         100,000        0              0
2001   $ 32,000    0           0              0               0        0              0

     Employment  Contracts.
     ----------------------

     We  have  an  employment  agreement  with  Arthur  Mele.

     Stock  Options.
     ---------------

     We have a stock option plan, the major provisions of which Plan are as follows:

     Options granted under the plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. The option committee has granted 1,045,000 options to management employees exercisable over the next five years.

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------
                                Individual Grants
                                -----------------
                                                  % of Total
                                                 Options/SARs
                       Number of Securities      Granted to
Name of Executive            Underlying          Employees in                       Expiration
     Officer           Options/SARs Granted      Fiscal Year     Exercise Price        Date
---------------------------------------------------------------------------------------------
T.E. King III                  100,000               9.8%             $0.25            09-07
Hume A. Thomason               100,000               9.8%             $0.25            09-07
Arthur Mele                    120,000              11.8%             $0.25            09-12

            Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
            -------------------------------------------------------------------------------
                        Shares               Number of Securities Underlying     Value of Unexercised In-the-
                       Acquired               Unexercised Options/SARs at          Money Options/SARs at FY-
                          on        Value             FY-End (#)                             End ($)
     Name of           Exercise   Realized
Executive Officer        (#)         ($)          Exercisable/Unexercisable          Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------
T.E. King III              0         $0                0/100,000                          $0/$25,000
T.E. King III              0         $0                0/200,000                          $0/$30,000
Hume A. Thomason           0         $0                0/200,000                          $0/$30,000
Hume A. Thomason           0         $0                0/100,000                          $0/$12,000
William T Walker           0         $0                0/100,000                          $0/$15,000
Arthur Mele                0         $0                0/245,000                          $0/$74,000

Item  11.  Security  Ownership  of  Certain Beneficial Owners and Management.

     The following table shows information as of December 31, 2003 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:

                                                    No. of Shares     % of Class
                                                    -------------     ----------
T.E.  King  III                                        5,793,464          38.5
2600 Old Crow  Canyon  Road,  Suite  201
San  Ramon,  CA  94583

Hume  A.  ("Tom")  Thomason                            5,193,463          34.5
2600 Old Crow  Canyon  Road,  Suite  201
San  Ramon,  CA  94583

Richard  Michel                                          131,062            0.9
1275-4  Sea  Cliff  Court
Ventura,  CA  93003

William  T.  Walker,  Jr.                                 50,000              0
P.  O.  Box  10684
Beverly Hills, CA 90213

Arthur  Mele                                                   0              0
4041  West  Lakeshore  Drive
San Ramon, CA 94583

Officers and Directors as a Group (5 persons)         11,167,989           73.9

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

                                                      Shares  Owned  Before  the  Merger
                                                      -----------------------------------
                                                                                           Shares
                                                                                      Received in the
Insider or Promoter     Position with SuperCorp        The  Group      KingThomason       Spinoff
-------------------     -----------------------        ----------      ------------   ---------------
T.E.  King  II          Director  of  SuperCorp          375,000              0              85,284
Thomas  J.  Kenan       Director  and  Secretary
                          of  SuperCorp                        0         50,000              85,284
John E. Adams           Director and President
                          of SuperCorp                         0              0              85,284
George W. Cole          Director of SuperCorp                  0              0              87.303
Ronald Wallace          Director of SuperCorp                  0              0              85,284

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

Date:  April  8,  2004                  The  KingThomason  Group,  Inc.


                                        By:/s/  Thomas  E.  King  III
                                           -------------------------------------
                                           T.E.  King  III,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/  Thomas  E.  King  III
Date:  April  8,  2004                  ----------------------------------------
                                        T.E.  King  III,  President,  Chief
                                          Financial Officer and  Director


                                        /s/  Hume  A.  Tom  Thomason
Date:  April  8,  2004                  ----------------------------------------
                                        Hume A. "Tom"  Thomason,  Secretary  and
                                          Director

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                                  Form 10-KSB
                       For the Fiscal Year Ended 12-31-03

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

     ***  Previously   filed   with   Form 10-KSB  12-31-02,   Commission   File
          #333-60880, EDGAR Accession  #001060830-03-000065  on  March 31, 2003;
          incorporated herein.