Form 10QSB
period 2004-03-31
KINGTHOMASON GROUP INC
filed 2004-05-13
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

As  of  May  10,  2004,  there were 17,844,071 shares of the Registrant's Common
Stock,  par  value  $0.001  per  share,  outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page
                                                                            ----

Consolidated  Balance  Sheet  March  31,  2004  (Unaudited)                    3
Consolidated  Statements  of  Operations  (Unaudited)                          4
Consolidated  Statements  of  Cash  Flows  for  the  Three  Month  Period
     Ended  March  31,  2004 and 2003 (Unaudited)                              5
Notes  to  Unaudited  Consolidated  Financial  Statements                      6

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalent                                        $     15,267
     Commission  receivable,  net  of  allowance
       of  insurance  policy  cancellations of $2,000                       420
     Deposit                                                              3,076
                                                                   ------------
          Total current assets                                           18,763

     PROPERTY AND EQUIPMENT, net                                         16,565
                                                                   ------------

                                                                   $     35,328
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
     Accounts Payable and accrued expenses                         $    698,379
     Accrued Interest                                                    73,190
     Loan from officer                                                    9,590
     Note payable-Bank                                                   18,060
     Note payable, related parties-current                               99,500
     Note payable - Denbenture                                          210,000
                                                                   ------------

          Total current liabilities                                   1,108,719
                                                                   ------------

NOTES PAYABLE                                                            36,120

COMMITMENTS

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  $0.001  par  value;
       10,000,000  shares  authorized;  none  issued                          -
     Common  stock,  $0.001  par  value;
       40,000,000  shares  authorized;  17,844,071
       shares  issued and outstanding at March 31, 2004                  17,669
     Additional paid in capital                                         878,472
     Shares to be issued                                                  8,200
     Less: Subscription receivable                                      (93,000)
     Less: Prepaid consulting fees                                     (149,073)
     Accumulated deficit                                             (1,771,779)
                                                                   ------------
          Total stockholders' deficit                                (1,109,511)
                                                                   ------------

                                                                   $     35,328
                                                                   ============





  The accompanying notes are an integral part of these consolidated financial statements.

                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 & 2003
                                  (Unaudited)

                                                         2004           2003
                                                    ------------   ------------
Net revenues - consulting and commission            $     47,566   $      2,450

Operating expenses                                       223,247        140,958
                                                    ------------   ------------
Loss from operations                                    (175,681)      (138,508)

Non-operating  income  (expense):
     Interest expense                                    (12,573)        (9,492)
     Miscellaneous                                             -          1,111
                                                    ------------   ------------
          Total  non-operating  income  (expense)        (12,573)        (8,381)
                                                    ------------   ------------

Loss before income taxes                                (188,254)      (146,889)

Provision for income taxes                                 4,000          4,000
                                                    ------------   ------------

Net loss                                            $   (192,254)  $   (150,889)
                                                    ============   ============

Basic  &  diluted  weighted  average
  number  of  common stock outstanding                16,945,683     15,120,650
                                                    ============   ============

Basic & diluted net loss per share                  $      (0.01)  $      (0.01)
                                                    ============   ============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
















  The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 & 2003
                                  (Unaudited)


                                                         2004           2003
                                                    ------------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  loss                                      $   (192,254)  $   (150,889)
     Adjustments  to  reconcile  net  loss  to
     net  cash  used  in operating  activities:
       Depreciation  and  amortization
       (Increase)/decrease  in  current  assets:          13,897          2,469
         Impairement  of  Media  rights                   80,924              -
         Shares  to  be  issued  for  services             8,200              -
         Commission  receivable                                -          5,005
         Prepaid  expenses                                     -          3,767
       Increase  in  current  liabilities:
         Accrued  expenses                                93,178        120,040
                                                    ------------   ------------
            Net  cash  provided  by  (used in)
              operating activities                         3,945        (19,608)
                                                    ------------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
       Payment  of  loans                                 (3,000)       (18,623)
       Proceeds  from  loans                              11,500              -
       Proceeds  for  shares  to  be  issued                   -          9,050
       Proceeds  from  issuance  of  common  stock             -          5,000
                                                    ------------   ------------
            Net  cash  provided  by  financing
              activities                                   8,500         (4,573)
                                                    ------------   ------------


NET  INCREASE  IN  CASH  &  CASH  EQUIVALENTS             12,445        (24,181)

CASH  &  CASH  EQUIVALENTS,  BEGINNING  BALANCE            2,822         30,231
                                                    ------------   ------------

CASH  &  CASH  EQUIVALENTS,  ENDING  BALANCE        $     15,267   $      6,050
                                                    ============   ============


















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

Principles  of  Consolidation  &  Recapitalization

The accompanying consolidated financial statements for the three month periods ended March 31, 2004 and 2003, include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM. There was no activity for the period ended March 31, 2003 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis  of  Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

2.     RECENT  PRONOUNCEMENTS

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

3.     LOAN  FROM  OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $44 and 144 for the three month periods ended March 31, 2004 and 2003, respectively.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.     NOTES  PAYABLE  -  RELATED  PARTIES

The Company has notes payable to two shareholders amounting $99,500 as of March 31, 2004. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $3,144 and $2,200 for the three month periods ended March 31, 2004 and 2003 respectively.

5.     CONVERTIBLE  DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the three month periods ended March 31, 2004 and 2003 amounted to $6,300 and $6,100, respectively.

The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

6.     STOCKHOLDERS'  EQUITY

During the three month period ended March 31, 2004, the company issued 1,659,242 shares of common stock for consulting service to be provided amounting $241,424.

7.     COMMITMENTS

The company entered an 18- months sublease agreement on June 3, 2003. Monthly rental under the sublease is $3,075 from August 1, 2003 to January 15, 2005. Minimum annual rentals for twelve-month periods ended, subsequent to March 31, 2004 is as follows:

                     Year                              Amount
                     ----                              ------
                     2005                              $36,900

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $562,500 through February 14, 2004. The consulting fee for the third year of this agreement shall increase to

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


$700,000 payable in monthly installments of $58,333 for the reminder of the term. The Company accrued an additional amount of $7,292 for the period from February 14, 2004 through March 31, 2004.

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

On March 15, 2004, the company entered into a consulting agreement for six month period with a consultant for consultations on financial matters relating to the operations of the client business including but not limited to investor relations. The company issued 700,000 shares of its common stock to the consultant as prepaid fees amounting $126,000. After their issuance, the shares are duly authorized, validly issued, fully paid and non-assessable, and are free from any liens, encumbrances of restrictions. Through March 31, 2004, the Company has amortized the prepaid fees of 10,500.

On March 22, 2004, the company entered into a consulting agreement for one year period with Venture Street Capital Partners, LLC (VS). The consultant will provide telephone consultation, strategic advisement and referral services. The Company issued 150,000 shares of its common stock, by Rule 144 with piggyback registration rights to any registration and M&A. In addition, the Company agreed to pay to VS, a nonrefundable retainer fee of, Commission of ten percent (10%) of all transactions of financing's from any referral made by VS. In regards to 144 securities the corporation will furnish a restriction lifting opinion letter from Corporate counsel with the restriction to be lifted in 1 year. The Company recorded issuance of shares as a prepaid consulting fees amounting $34,500. Through March, 31, 2004, the Company has amortized the prepaid fees of $927.

8.     EARNING  PER  SHARE

Earnings per share for the three month periods ended March 31, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

9.        SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $0 interest during the three period ended March 31, 2004 and $0 for income tax and $3,000 for interest in 2003.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


10.    GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,771,779 at March 31, 2004. The Company's total liabilities exceed its total assets by $1,109,511. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

11.    MEDIA  RIGHTS

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase Agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide conveyed, assigned and transferred all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits, per the agreement, to the company. The company issued 809,242 shares of its common stock valued at $80,924 for the acquisition of the Media rights. The common stock will be redeemable by the Company for an aggregate price of One Dollar ($1) provided that (a) Nineteen months have elapsed following the closing date and the Company has been unable to use or sell any of the Media credits conveyed. On March 31, 2004, the Company recorded impairment of the media right acquired, amounting $80,924, due to uncertainty of its utilization. The impairment has been recorded as a part of the operating expense in the accompanying financial statements.

12.    RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the three-month period ended March 31, 2004 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of 2004 Compared to First Quarter of 2003
-------------------------------------------------------------------------------

     KingThomason's revenues for Q1 2004 were above those of Q1 2003 - $47,556 in Q1 2004 compared to $2,450 in Q1 2003. The reasons for the increase in revenue were two-fold - the sales of the insurance division have been steadily increasing since the beginning of the year, and we had an increase in consulting revenue to sales organizations.

     Operating expenses increased 58 percent during Q1 2004 as compared with Q1 2003. Operating expenses increased by $82,289 from $140,958 in Q1 2003 to $223,247 in Q1 2004.

     KingThomason had a net loss from operations of $192,254 for Q1 2004, up from a net loss of $150,889 for Q1 2003, a $41,365, or a 27 percent, increase. We covered the loss with an increase in accrued expenses of $120,040.

     Liquidity  and  Capital  Resources
     ----------------------------------

     The Company's cash balance was $15,267 at March 31, 2004 as compared to $6,050 on March 31, 2003. Net cash provided by operating activities was $3,945 as compared to net cash used of $19,608 in the corresponding period last year. The net cash provided was mainly due to an increase in operating revenue for the quarter ended March 31, 2004. Net cash provided by financing activities amounted to $8,500 as compared to $(4,573) provided in the corresponding period last year. The increase was mainly due to promissory notes issued amounting to $8,500 in the quarter ended March 31, 2004. Net increase in cash and cash equivalents for the three-month period ended March 31, 2004 was $12,445 as compared to a net decrease of $24,181 in the corresponding period last year. Cash and cash equivalents were $15,267 on March 31, 2004 as compared to $6,060 on March 31, 2003.

     OUTLOOK

     During the first quarter, substantial time and effort were spent marketing the new TotalCare Medical Accounts Receivable Credit Card Program as well as the unique HealthNext and SpectraOne Basic Major Medical Policies. The HealthNext and SpectraOne Basic Major Medical Plans sales are now starting to increase as more and more of our brokerage agencies are implementing them in their marketing strategies and the TotalCare Medical Accounts Receivable Credit Card Program is getting a lot of attention. Both are generating significant interest in the marketplace.

     Two factors will affect the rate of implementation of our business plan. First, the timing of receipt of sufficient funds to completely implement the TotalRecovery Credit Card Program. Second, the sales rate of our HealthNext and SpectraOne Basic Major Medical Plan.

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

Date:  May  12,  2004
                                       The  KingThomason  Group,  Inc.


                                       By: /s/  Thomas  E.  King  III
                                           -------------------------------------
                                           T.E.  King  III,  President

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                                  Form 10-QSB
                       For the Fiscal Year Ended 03-31-04

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