Form 10KSB/A
period 2003-12-31
KINGTHOMASON GROUP INC
filed 2004-06-14
CIK 1133116

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVE., SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.M.  FULLER  (1920-1999)                               TELEPHONE:  405-235-2575
JERRY TUBB                                               FACSIMILE: 405-232-8384
DAVID  POMEROY
TERRY  STOKES
   -------

OF  COUNSEL:
MICHEL  A.  BICKFORD                                  THOMAS  J.  KENAN  E-MAIL:
THOMAS  J.  KENAN                                              kenan@ftpslaw.com
ROLAND  TAGUE
DAN  M.  PETERS

                                  June 10, 2004


Securities  and  Exchange  Commission
Division  of  Corporation  Finance
Jeffrey  P.  Riedler,  Assistant  Director
ATTENTION  SONIA  BARROS
450  Fifth  Street,  N.W.,  Mail  Stop  0309
Washington,  D.C.  20549-0309

     Re: Annual Report on Form 10-KSB FYE 12-31-03 filed April 12, 2004 The KingThomason Group, Inc., Commission File No. 333-60880

Dear  Mr.  Riedler:

As counsel to The KingThomason Group, Inc., I enclose Amendment No. 1 to its Form 10-KSB for the year ended December 31, 2003 in response to your comment letter dated June 8, 2004. The following responses are made to your comments. The responses are keyed to your comments.

Form  10-KSB  for  the  Year  Ended  December  31,  2003
--------------------------------------------------------

1. Item 14. Controls and Procedures - This language has been revised to provide the conclusions of the registrant's officers regarding the disclosure controls and procedures as of the end of the period covered by the report as required by amended Item 307 of Regulation S-B and as indicated in the certifications of the officers.

We  are  providing  you  three  marked  courtesy copies of the amended document.

If there are questions or matters that could be resolved more effectively by telephone, please call me at 405-235-2575. My fax number is 405-232-8384.

Sincerely,

/s/  Thomas  J.  Kenan

Thomas  J.  Kenan

Attachment

cc:  T.E.  King  III  (w/enclosure)
     Kabani  &  Co.  (w/enclosure)

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

 (b)    Forms  8-K

        None.

Item  14.     Controls  and  Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

     Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June  10,  2004                  The  KingThomason  Group,  Inc.


                                        By:/s/  Thomas  E.  King  III
                                           -------------------------------------
                                           T.E.  King  III,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/  Thomas  E.  King  III
Date:  June  10,  2004                  ----------------------------------------
                                        T.E.  King  III,  President,  Chief
                                          Financial Officer and  Director


                                        /s/  Hume  A.  Tom  Thomason
Date:  June  10,  2004                  ----------------------------------------
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