Form 10QSB/A
period 2004-03-31
KINGTHOMASON GROUP INC
filed 2004-06-14
CIK 1133116

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVE., SUITE 1000
                            OKLAHOMA CITY, OK 73102

G.M.  FULLER  (1920-1999)                               TELEPHONE:  405-235-2575
JERRY TUBB                                               FACSIMILE: 405-232-8384
DAVID  POMEROY
TERRY  STOKES
    --------

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

     Re: Periodic Report on Form 10-QSB FQE 03-31-04 filed May 21, 2004 The KingThomason Group, Inc., Commission File No. 333-60880

Dear  Mr.  Riedler:

As counsel to The KingThomason Group, Inc., I enclose Amendment No. 1 to its Form 10-QSB for the first quarter ended March 31, 2004 in response to your comment letter dated June 8, 2004. The following responses are made to your comments. The responses are keyed to your comments.

Form  10-QSB  for  the  Quarter  Ended  March  31,  2004
--------------------------------------------------------

1. Item 3. Controls and Procedures - This language has been revised to provide the conclusions of the registrant's officers regarding the disclosure controls and procedures as of the end of the period covered by the report as required by amended Item 307 of Regulation S-B and as indicated in the certifications of the officers.

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


                         AMENDMENT No. 1 TO FORM 10-QSB

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

Item  3.     Controls  and  Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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


Date:  June 10,  2004

                                       The  KingThomason  Group,  Inc.


                                       By: /s/  Thomas  E.  King  III
                                           -------------------------------------
                                           T.E.  King  III,  President

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                         Amendment No. 1 to Form 10-QSB
                       For the Fiscal Year Ended 03-31-04


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