Form 10QSB
period 2004-06-30
KINGTHOMASON GROUP INC
filed 2004-08-19
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-60880	73-1602395
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

2600 Old Crow Canyon Road, #201
San Ramon, CA 94583
925-905-5630

(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 2004, there were 18,724,071 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Consolidated Balance Sheet June 30, 2004 (Unaudited)	4
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Cash Flows for the Six Month Period
Ended June 30, 2004 and 2003 (Unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7

KING THOMASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalent	$56,643
Commission receivable	1,464
Prepaid expenses	6,150

Total current assets	64,257

PROPERTY AND EQUIPMENT, net	14,393

$78,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$961,346
Accrued Interest	65,494
Note payable, related parties-current	88,000
Note payable, Others	75,270
Convertible notes payable	210,000

Total current liabilities	1,400,110

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001par value;
10,000,000 shares authorized; none issued	-
Common stock, $0.001 par value; 40,000,000 shares authorized;
18,444,071 shares issued and outstanding	18,444
Additional paid in capital	959,297
Shares to be issued	20,000
Less: Subscription receivable	(60,000)
Less: Prepaid consulting fees	(95,670)
Accumulated deficit	(2,163,531)

Total stockholders' deficit	(1,321,460)

$78,650

The accompanying notes are an integral part of these consolidated financial statements.

KING THOMASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month periods		For the six month periods
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Revenues
Security & other commission	$8,492	$1,383	$15,947	$3,833
Insurance commission	202	170	313	170
Consulting income	20,000	-	60,000	-

Net revenues	28,694	1,553	76,260	4,003

Total operating expenses	404,949	223,702	628,196	364,660

Loss from operations	(376,255)	(222,149	(551,936)	(360,657)

Non-operating income (expense):
Interest expense	(12,614)	(9,089	(25,187)	(18,581)
Loss on settlement of debt	(3,000)	-	(3,000)	-
Miscellaneous	117	12,042	117	13,153

Total non-operating income (expense)	(15,497)	2,953	(28,070)	(5,428)

Loss before income taxes	(391,752)	(219,196	(580,006)	(366,085)

Provision for income taxes	-	-	4,000	4,000

Net loss	$(391,752)	$(219,196	$(584,006)	$(370,085)

Basic & diluted weighted average number of
common stock outstanding	18,095,500	15,313,979	17,520,591	15,227,172

Basic & diluted net loss per share	$(0.02)	$(0.01	$(0.03)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 & 2003
(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(584,006)	$(370,085)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	18,539	4,673
Loss on settlement of Debt	3,000	-
Shares issued for services	80,924	24,828
(Increase) / decrease in current assets:
Commission receivable	(1,044)	5,005
Prepaid expenses and other assets	88,830	3,767
Increase in current liabilities:
Accrued expenses	341,478	252,106

Net cash used in operating activities	(52,279)	(79,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans	(12,590)	(18,623)
Proceeds from loans	21,090	28,004
Proceeds from issuance of common stock	97,600	69,050

Net cash provided by financing activities	106,100	78,431

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	53,821	(1,275)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,822	30,231

CASH & CASH EQUIVALENTS, ENDING BALANCE	$56,643	$28,956

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

King Thomason, Inc. (KT) was incorporated in the state of Nevada on July 21, 2000. KT’s activities from inception until December 31, 2000 consisted primarily of reviewing possible business opportunities and developing the business model.

Pursuant to reorganization agreement dated December 31, 2000, the Company acquired one hundred percent (100%) of the common shares of following subsidiaries:

(1)   King Thomason, Inc. CA (KTI):

KTI was incorporated in the state of California on September 11, 1998 to market and sell the cash security retirement plan and personal lines of insurance including homeowners and automobile. KTI’s activities consisted primarily of acting as a broker for insurance companies working on commission.

(2)   King Thomason Financial Services, Inc. (KTFS):

KTFS was incorporated in the state of California on April 7, 1999, to market and sell the financial and estate planning service, assets management services and the sell of stocks, bond and mutual funds.

(3)   King Thomason Insurance Marketing, Inc. (KTIM):

KTIM was incorporated in the state of California on January 28, 2000 to market and sell insurance policies. The Company began its operations in the period ended June 30, 2001. KTIM’s activities consisted primarily of acting as a broker for dental insurance companies working on commission.

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

(6)   King Thomason Franchising, Inc. (KTFI):

KTFI was incorporated in the state of California on August 17, 2000 to franchise a “Financial Center” to offer and sell various financial and insurance products. The Company did not have any activity since its inception.

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

Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the six month periods ended June 30, 2004 and 2003, include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM (collectively the “Company”). There was no activity for the period ended June 30, 2004 and 2003 for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI. All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

2.    RECENT PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company’s financial position or results of operations or cash flows.

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

3.     LOAN FROM OFFICERS

The loan is due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on this loan was $63 and 313 for the six month periods ended June 30, 2004 and 2003, respectively.

4.     NOTES PAYABLE – RELATED PARTIES

The Company has notes payable to four shareholders amounting $99,500 as of June 30, 2004. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $4,975 and $4,400 for the six month periods ended June 30, 2004 and 2003 respectively.

5.     CONVERTIBLE DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the “Debentures”), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the Six month periods ended June 30, 2004 and 2003 amounted to $12,600 and $12,200, respectively.

The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.     STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through June 30, 2004, the Company has amortized prepaid services amounting $88,830.

During the six month period ended June 30, 2004, the Company issued 809,242 shares of common stock for consulting services amounting $80,924.

During the six month period ended June 30, 2004, the Company issued 50,000 shares of common stock valued at $13,000 in exchange for accrued legal fees amounting $10,000 resulting in a loss of $3,000 in settlement of debt.

During the six month period ended June 30, 2004, the Company issued 400,000 shares of common stock for $77,600 and the company received cash of $20,000 for shares to be issued.

7.     COMMITMENTS

The company entered an 18- months sublease agreement on June 3, 2003. Monthly rental under the sublease is $3,075 from August 1, 2003 to January 15, 2005. Minimum annual rentals for twelve-month periods ended, subsequent to June 30, 2004 is as follows:

Year	Amount

2005	$19,988

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $562,500 through February 14, 2004. The consulting fee for the third year of this agreement shall increase to $700,000 payable in monthly installments of $58,333 for the reminder of the term.

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

On March 15, 2004, the company entered into a consulting agreement for six month period with a consultant for consultations on financial matters relating to the operations of the client business including but not limited to investor relations. The company issued 700,000 shares of its common stock to the consultant as prepaid fees amounting $126,000. After their issuance, the shares are duly authorized, validly issued, fully paid and non-assessable, and are free from any liens, encumbrances of restrictions. Through June 30, 2004, the Company has amortized the prepaid fees of $73,500.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 22, 2004, the company entered into a consulting agreement for one year period with Venture Street Capital Partners, LLC (VS). The consultant will provide telephone consultation, strategic advisement and referral services. The Company issued 150,000 shares of its common stock, by Rule 144 with piggyback registration rights to any registration and M&A. In addition, the Company agreed to pay to VS, a nonrefundable retainer fee of, Commission of ten percent (10%) of all transactions of financing’s from any referral made by VS. In regards to 144 securities the corporation will furnish a restriction lifting opinion letter from corporate counsel with the restriction to be lifted in 1 year. The Company recorded issuance of shares as a prepaid consulting fees amounting $34,500. Through March, 31, 2004, the Company has amortized the prepaid fees of $9,552.

During the three month period ended June 30, 2004, the Company issued 150,000 shares of its common stock for prepaid consulting services amounting $24,000 to three individuals. The company has amortized $5,778 of prepaid expenses through June 30, 2004.

8.     EARNINGS PER SHARE

Earnings per share for the six month periods ended June 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

9.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,347 for income tax and $0 interest during the six months period ended June 30, 2004 and $0 for income tax and $3,000 for interest in 2003.

10.     GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,163,531 at June 30, 2004. The Company’s total liabilities exceed its total assets by $1,321,460. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.     MEDIA RIGHTS

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase Agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide conveyed, assigned and transferred all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits, per the agreement, to the company. The company issued 809,242 shares of its common stock valued at $80,924 for the acquisition of the Media rights. The common stock will be redeemable by the Company for an aggregate price of One Dollar ($1) provided that (a) Nineteen months have elapsed following the closing date and the Company has been unable to use or sell any of the Media credits conveyed. During the period ended June 30, 2004, the Company recorded impairment of the media right acquired, amounting $80,924 due to uncertainty of its utilization. The impairment has been recorded as a part of the operating expense in the accompanying financial statements.

12.     RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the six-month period ended June 30, 2004 presentation.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Second Quarter of 2004 Compared to Second Quarter of 2003

KingThomason’s revenues for Q2 2004 were above those of Q2 2003 - $28,694 in Q2 2004 compared to $1,553 in Q2 2003. The principal reason for the increase was the Company’s receipt of $20,000 in consulting income and a better than expected performance of the Company’s Insurance Marketing and Consulting Division.

Operating expenses increased 81 percent during Q2 2004 as compared with Q2 2003. Operating expenses increased by $181,247 from $223,702 in Q2 2003 to $404,949 in Q2 2004.

KingThomason had a net loss of $391,752 for Q2 2004, up from a net loss of $219,196 for Q2 2003, a $172,556 or a 79 percent increase. We covered the loss with sales of stock of $97,600 cash, the issuance of stock for services valued at $80,924 and accrued expenses of $341,478.

   Interim Results of Operations - First Half of FY 2004 Compared to First Half of FY 2003

   Our revenues of $76,260 for the first half of FY 2004 were 19 times those of $4,003 in the first half of FY 2003. The principal reason for the increase was a better than expected performance of the Company’s Insurance Marketing and Consulting Division.

   Against this 1,900 percent increase in revenues, we experienced a $263,536 or 72 percent increase in operating expenses during this six-month period as compared to the first six months in FY 2003. The reason for this increase in operating expenses was a $58,333 monthly-accrued, non-cash expense associated with the credit card division as well as the higher costs attributable to the much higher revenues.

   Our net loss from operations of $551,936 during the first half of FY 2004 represents a 53 percent increase in net operating loss from a $360,657 loss in the first half of FY 2003. The reason for this is a $58,333 monthly accrued non-cash expense associated with the credit card division.

Liquidity and Capital Resources

The Company’s cash balance was $56,643 as of June 30, 2004 as compared to $28,956 on June 30, 2003. Net cash used in operating activities was $52,279 as compared to net cash used of $79,706 in the corresponding period last year. The net cash use was mainly due to a net loss of $584,006 for the quarter ended June 30, 2004. Net cash provided by financing activities amounted to $106,100 as compared to $78,431 provided in the corresponding period last year. The increase was mainly due to receipt of cash for shares issued amounting to $97,600 in the quarter ended June 30, 2004. Net increase in cash and cash equivalents for the three-month period ended June 30, 2004 was

$53,821 as compared to a net decrease of $1,275 in the corresponding period last year. Cash and cash equivalents were $56,643 on June 30, 2004 as compared to $28,956 on June 30, 2003.

OUTLOOK

During the second quarter, substantial time and effort were spent marketing the new TotalRecovery Medical Accounts Receivable Credit Card Program as well as the unique HealthNext Basic Major Medical Policies and Design Savers discount healthcare plans. The HealthNext and Design Savers Plans are now the backbone of the Company’s American Health Trends Series which is a comprehensive, innovative and affordable collection of medical and dental healthcare programs designed for individuals and families. These programs are marketed nationally by brokers to associations, affinity groups, independent contractors, large employers, chamber of commerce members, and trade unions via the internet. KTG has assembled a select group of providers to enable brokers’ access to a nationwide offering of products not otherwise available to them. The Company will private label and manage the website for the brokers as support for marketing efforts to their clients. Without this platform, brokers’ would not be able to reach their entire constituency. Sales are now starting to increase as more and more of our brokerage agencies are implementing the American Health Trends Series in their marketing strategies and the TotalRecovery Medical Accounts Receivable Credit Card Program is getting a lot of attention. The Credit Card Division has secured new contracts for the recovery of self-pay medical accounts receivable and will start executing on them in the third quarter. Both are generating significant interest in the marketplace.

Two factors will affect the rate of implementation of our business plan. First, the timing of receipt of sufficient funds to completely implement the TotalRecovery Credit Card Program. Second, the sales rate of our HealthNext and SpectraOne Basic Major Medical Plans, which began in the second quarter.

King Thomason’s future results of operations and the other forward-looking statements contained in report, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; unexpected costs in establishing branch offices; the emergence of competition not now detected; and a general economic turndown.

Item 3.       Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

Item 2.       Changes in Securities

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

3.1	Articles of Incorporation of The KingThomason Group, Inc.*

3.2	Bylaws of The KingThomason Group, Inc.*

10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and
Jefferson Pilot Life Insurance Company.*

10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation
for Medical Care.*

10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc.
and Debt Alliance Services, LLC.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.

(b)   Forms 8-K

None
SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The KingThomason Group, Inc.

Date: August 17, 2004	By:	/s/ Thomas E. King III
T.E. King III
President

The KingThomason Group, Inc.
Commission File No. 333-60880

EXHIBIT INDEX

Form 10-QSB
For the Fiscal Quarter Ended 06-30-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

3.1	Articles of Incorporation of The KingThomason Group, Inc.*

3.2	Bylaws of The KingThomason Group, Inc.*

10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and
Jefferson Pilot Life Insurance Company.*

10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation
for Medical Care.*

10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc.
and Debt Alliance Services, LLC.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

1

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.

2