Form 10QSB
period 2004-09-30
KINGTHOMASON GROUP INC
filed 2004-11-10
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	333-60880 (Commission File Number)	73-1602395 (IRS Employer I.D. Number)

2600 Old Crow Canyon Road, #201
San Ramon, CA 94583
925-905-5630
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 25, 2004, there were 19,324,071 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Consolidated Balance Sheet September 30, 2004 (Unaudited)	4
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Month Period
Ended September 30, 2004 and 2003 (Unaudited)	6
Notes to Unaudited Consolidated Financial Statements	7

KING THOMASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$68,030
Commission receivable	1,464
Prepaid expenses	7,050
76,544

PROPERTY AND EQUIPMENT, net	12,221

$88,765

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$122,903
Accrued interest	93,302
Note payable - officers	12,590
Note payable - related parties	88,000
Note payable- others	54,180
Convertible notes payable	210,000

Total current liabilities	370,975

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001par value;
10,000,000 shares authorized; none issued	-
Common stock, $0.001 par value; 40,000,000 shares authorized;
19,324,071 shares issued and outstanding	19,324
Additional paid in capital	1,168,417
Shares to be issued	54,000
Less: Subscription receivable	(60,000)
Less: Prepaid Consulting Expenses	(32,547)
Accumulated deficit	(1,641,404)
Total stockholders' deficit	(492,210)

$88,765

 The accompanying notes are an integral part of these consolidated financial statements.

KING THOMASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month period		For the nine month period
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Revenues
Security & other commission	$7,443	$2,773	$23,390	$6,606
Insurance commission	450	-	763	170
Consulting income	-	-	60,000	-
Net revenues	7,893	2,773	84,153	6,776

Total operating expenses	298,244	168,609	926,440	533,269

Loss from operations	(290,351)	(165,836)	(842,287)	(526,493)

Non-operating income (expense):
Interest income		-		-
Interest expense	(13,805)	(9,367)	(38,992)	(27,948)
Gain on extinguishment of debt	825,002	-	825,002	-
Loss on settlement of debt	-	-	(3,000)	-
Miscellaneous	1,281	7,630	1,398	20,783
Total non-operating income (expense)	812,478	(1,737)	784,408	(7,165)

Income (loss) before income taxes	522,127	(167,573)	(57,879)	(533,658)

Provision for income taxes	-	-	4,000	4,000

Net income (loss)	$522,127	$(167,573)	$(61,879)	(537,658)

Basic earnings (loss) per share	0.03	(0.01)	(0.00)	(0.03)

Basic weighted average shares outstanding	18,777,234	16,025,046	17,974,376	15,687,246

Diluted earnings (loss) per share	0.02	(0.01)	(0.00)	(0.03)

Diluted weighted average shares outstanding*	21,397,158	16,025,046	17,974,376	15,687,246

*Weighted average number of shares used to compute basic and diluted loss per share for three month and nine month period ending September 30, 2003 and for nine month period ending September 30, 2004 are the same since the effect of dilutive securities are anti-dilutive.

 The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 & 2003
(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,879)	$(537,658)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	158,767	7,146
Loss on settlement of debt	3,000	-
Gain on extinguishment of debt	(825,002)	-
Shares issued for services	237,924	32,928
Shares issued for legal fees	10,000	-
(Increase) / decrease in current assets:
Commission receivable	(1,044)	5,005
Prepaid expenses	(3,975)	3,767
Increase in current liabilities:
Accrued expenses	362,817	384,257
Net cash used in operating activities	(119,392)	(104,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans	(21,090)	-
Proceeds from loans	21,090	12,985
Proceeds from issuance of common stock	130,600	69,050
Cash received for shares to be issued	54,000	-
Net cash provided by financing activities	184,600	82,035

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	65,208	(22,520)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,822	30,231

CASH & CASH EQUIVALENTS, ENDING BALANCE	$68,030	$7,711

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

Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTCC & KTIM. There was no activity for the period for KTNL, KTFI, KTIC, KTIMI, KTAM and KTICI (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Preparation

The accompanying Interim Condensed Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   NOTE PAYABLE - OFFICERS

Notes payable to officers comprised of the following:

Unsecured note, interest rate 6% p.a. due on demand	$6,047
Unsecured note, interest rate 6% p.a. due on demand	3,543
Unsecured note, interest rate 3% p.a. due on October 30, 2004	3,000

$12,590

The interest expense accrued on these loans was $500 and $500 for the nine month periods ended September 30, 2004 and 2003 respectively.

4.  NOTE PAYABLE - RELATED PARTIES

Notes payable to related parties comprised of the following:

Unsecured note, interest rate 10% p.a. due on demand	$49,000
Unsecured note, interest rate 10% p.a. due on demand	39,000

$88,000

The interest expense accrued on these loans was $ 6,600 and $6,600 for the nine month periods ended September 30, 2004 and 2003 respectively.

5.   NOTE PAYABLE - OTHERS

The Company has a note payable to a vendor amounting to $54,180 as of September 30, 2004. The note is payable by December 15, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per the agreement, the note will be adjusted against the rebates the Company will receive from the vendor, subject to the Company meeting certain production requirements. The note will be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability.

6.   CONVERTIBLE DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the nine month periods ended September 30, 2004 and 2003 amounted to $19,615 and $18,900, respectively.

The Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

7.   STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through September 30, 2004, the Company has amortized prepaid services amounting $151,953.

During the nine month period ended September 30, 2004 the Company issued 1,409,242 shares of common stock for consulting services amounting $237,924.

During the nine month period ended September 30, 2004, the Company issued 50,000 shares of common stock valued at $13,000 in exchange for accrued legal fees amounting $10,000 resulting in a loss of $3,000 in settlement of debt.

During the nine month period ended September 30, 2004, the Company issued 680,000 shares of common stock for cash for $ 130,600 and the company received cash of $54,000 for shares to be issued.

8.   COMMITMENTS

The company entered an 18- month sublease agreement on June 3, 2003. Monthly rental under the sublease is $3,075 from August 1, 2003 to January 15, 2005. Minimum annual rentals for twelve-month periods ended, subsequent to September 30, 2004 is as follows:

Year	Amount
2005	$ 10760

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 2004. In August 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all the accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Gain on extinguishment of debt" amounting to $ 825,002.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amended agreement also provides for payment of $ 30,000 payable by August 25, 2004 followed by payments equal to $ 5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $ 30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement.

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

On March 15, 2004, the company entered into a consulting agreement for six month period with a consultant to provide financial management of the Company’s business including but not limited to investor relations. The company issued 700,000 shares of its common stock. When issued, will be duly authorized, validly issued, fully paid and non-assessable, and shall be free from any liens, encumbrances of restrictions.

On March 22, 2004, the company entered into a consulting agreement for one year period with Venture Street Capital Partners, LLC (VS). To provides telephone consultation, strategic advisement and referral services. The Company issued the company’s common stock for 150,000 shares by Rule 144. In addition, The Company shall pay to VS a nonrefundable retainer fee of Commission of ten percent (10%) cash USD of all transactions of financing’s from any referral made by VS. In regards to 144 securities the corporation will furnish a restriction lifting opinion letter from corporate counsel with the restriction to be lifted in 1 year.

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase Agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide will convey, assign and transfer all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits to the company. The company issued the company’s common stock for 809,242 shares to the Agent-Millennium Capital Quest Corp.

9.   EARNINGS PER SHARE

Earnings per share for the three month and nine month periods ended September 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.   GAIN ON EXTINGUISHMENT OF DEBT

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, and capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 2004. In August 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all the accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Gain on extinguishment of debt" amounting to $ 825,002.

11.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,347 for income tax and $106 interest during the nine months period ended September 30, 2004 and $0 for income tax and $3,000 for interest in 2003.

12.   GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,641,404 at September 30, 2004. The Company’s total liabilities exceed its total assets by $ 282,210. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.   MEDIA RIGHTS

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide conveyed, assigned and transferred all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits, per the agreement, to the company. The company issued 809,242 shares of its common stock valued at $80,924 for the acquisition of the Media rights. The common stock will be redeemable by the Company for an aggregate price of One Dollar ($1) provided that (a) Nineteen months have elapsed following the closing date and the Company has been unable to use or sell any of the Media credits conveyed. During the period, the Company recorded impairment of the media right acquired, amounting $80,924 due to uncertainty of its utilization. The impairment has been recorded as a part of the operating expense in the accompanying financial statements.

14.   RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the nine-month period ended September 30, 2004 presentation.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the nine-month period ended September 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Third Quarter of 2004 Compared to Third Quarter of 2003

KingThomason’s revenues for Q3 2004 were almost three times those of Q3 2003 - $7,893 in Q3 2004 compared to $2,773 in Q3 2003. The principal reason for the increase was the Company’s insurance division’s increased sales as well as an increase in consulting revenue.

Operating expenses increased 77 percent during Q3 2004 as compared with Q3 2003. Operating expenses increased by $129,635 from $168,609 in Q3 2003 to $298,244 in Q3 2004.

KingThomason had a net loss from operations of $290,351 for Q3 2004, up from a net loss of $165,836 for Q3 2003, a $124,515 or a 75 percent increase. We covered the loss with a sale of $130,600 worth of stock.

Results of Operations - First Nine Months of FY 2004 Compared to First Nine Months of FY 2003

Our revenues of $84,153 for the first nine months of FY 2004 were 12 times those of $6,776 in the first nine months of FY 2003. The principal reason for the increase was a better than expected performance of the Company’s Insurance Marketing and Consulting Division.

Against this 1,200 percent increase in revenues, we experienced a $393,171 or 74 percent increase in operating expenses during this nine-month period as compared to the first nine months in FY 2003. The reason for this increase in operating expenses was the issuance of stock related to consulting and other professional services afforded the Company as well as the higher costs attributable to the much higher revenues.

Our net loss from operations of $842,287 during the first nine months of FY 2004 represents a 60 percent increase in net operating loss from a $526,493 loss in the first nine months of FY 2003. While the net loss before income taxes was only $57,879 for the nine months of FY 2004, the operating loss was offset by non-operating income of $784,408 attributable primarily to a non-recurring item - an $825,002 gain on extinguishment of debt.

Liquidity and Capital Resources

The Company’s cash balance was $68,030 as of September 30, 2004 as compared to $7,771 on September 30, 2003. Net cash used in operating activities was $119,392 as compared to net cash used of $104,555 in the corresponding period last year. Net cash provided by financing activities amounted to $184,600 as compared to $82,035 provided in the corresponding period last year. Net increase in cash and cash equivalents for the nine-month period ended September 30, 2004 was $65,208 as compared to a net increase of $22,520 in the corresponding period last year. Cash and cash equivalents were $68,030 on September 30, 2004 as compared to $7,711 on September 30, 2003.

On October 14, 2004, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor, whereby Fusion Capital has agreed to purchase up to $6.0 million of common stock over a 30-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to Fusion Capital up to $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company’s sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. The Company also has the right to terminate the agreement at any time without any additional cost.

Interim Results: Liquidity and Capital Resources - First Nine Months of FY 2004

The Company’s cash balance was $68,030 as of September 30, 2004 as compared to $7,711 on September 30, 2003. Net cash used in operating activities was $119,392 as compared to net cash used of $104,555 in the corresponding period last year. Net cash provided by financing activities amounted to $184,600 as compared to $82,035 provided in the corresponding period last year. The increase was mainly due to receipt of cash for shares issued amounting to $184,600 in the period ended September 30, 2004. Net increase in cash and cash equivalents for the nine-month period ended September 30, 2004 was $65,208 as compared to a net decrease of $22,520 in the corresponding period last year. Cash and cash equivalents were $68,030 on September 30, 2004 as compared to $7,711 on September 30, 2003.

OUTLOOK

During the first nine months of fiscal year 2004 two items helped improve the outlook for the fourth quarter of 2004 and 2005. First, the Company believes that the agreement with Fusion Capital may help accelerate implementation of the Medical Accounts Receivable Credit Card Program as well as marketing of the Company’s insurance divisions products. Secondly, the Company’s income before taxes and its balance sheet have been substantially improved with the Gain on Extinguishment of Debt of $825,002. The Company believes that these items along with the substantial time and effort spent on marketing our unique Medical Accounts Receivable Credit Card Program as well as our portfolio of medical and dental healthcare plans may help improve the Company’s outlook.

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

Item 3.   Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

3.1	Articles of Incorporation of The KingThomason Group, Inc.*

3.2	Bylaws of The KingThomason Group, Inc.*

10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical
Care.*

10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life
Insurance Company.*

10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical
Care.*

10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt
Alliance Services, LLC.***

10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

99.1	Registrant’s press release dated October 18, 2004.+

*Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR
Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-
01-500136 on November 13, 2001; incorporated herein.

***Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-
03-000065 on March 31, 2003; incorporated herein.

+Previously filed with Form 8-K 10-14-02, Commission File #333-60880, EDGAR Accession #0001060830-04-
000344 on October 20, 2004; incorporated herein.

(b)   Forms 8-K

Form 8-K dated October 14, 2004, reporting Item 1.01 - Entry into a Material Definitive Agreement; and Item 9.01 - Exhibits (Commission File #333-60880, EDGAR Accession #0001060830-04-000344 filed October 20, 2004).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The KingThomason Group, Inc.

Date: November 2, 2004	By:	/s/ Thomas E. King III
T.E. King III
President

The KingThomason Group, Inc.
Commission File No. 333-60880

EXHIBIT INDEX

Form 10-QSB
For the Fiscal Quarter Ended 09-30-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

3.1	Articles of Incorporation of The KingThomason Group, Inc.*

3.2	Bylaws of The KingThomason Group, Inc.*

10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical
Care.*

10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life
Insurance Company.*

10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical
Care.*

10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt
Alliance Services, LLC.***

10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

1

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

99.1	Registrant’s press release dated October 18, 2004.+

*Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR
Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-
01-500136 on November 13, 2001; incorporated herein.

***Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-
03-000065 on March 31, 2003; incorporated herein.

+Previously filed with Form 8-K 10-14-02, Commission File #333-60880, EDGAR Accession #0001060830-04-
000344 on October 20, 2004; incorporated herein.

2