Form 10KSB
period 2004-12-31
KINGTHOMASON GROUP INC
filed 2005-04-04
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)
Nevada (state of incorporation)	333-60880 (Commission File Number)	73-1602395 (IRS Employer I.D. Number)
309 Avenue H, Suite #C
Redondo Beach, CA 90277
877-540-5484
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $73,941

State the aggregate market value of the 8,990,389 voting and non-voting common equity held by non-affiliates computed by reference to the $0.275 average bid and asked price of such common equity, as of March 31, 2005: $2,472,357.

As of March 31, 2005, there were 20,858,378 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ii

iii

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	31
	Audit Committee and Audit Committee Financial Expert	33
	Code of Ethics	33
	Compliance with Section 16(a) of the Exchange Act	34

Item 10	Executive Compensation	34
	Employment Contracts	34
	Stock Options	34

Item 11	Security Ownership of Certain Beneficial Owners
	and Management	35

Item 12	Certain Relationships and Related Transactions	36

Item 13	Exhibits	36

Item 14	Principal Accountant Fees and Services	38

Signatures		39

iv

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development.

KingThomason Group, Inc. was incorporated in Nevada on November 8, 2000. On December 7, 2001 it was the surviving corporation in a merger between it and KingThomason, Inc., which was incorporated in Nevada on July 21, 2000. Prior December 31, 2000 KingThomason, Inc. operated through Subchapter S corporations that owned the different products and programs that were developed. (A Subchapter S corporation is a small business corporation whose income, with some exceptions, is not taxed at the corporate level but is passed through and taxed to its shareholders.) On December 31, 2000 the interests of the founders in the Subchapter S corporations were transferred to KingThomason, Inc. The Subchapter S status of all the corporations in the group was terminated, and on December 7, 2001, the merger between The KingThomason Group, Inc. and KingThomason, Inc. was effected. The historical financial statements of the post-merger company are those of KingThomason, Inc.

Our Business.

Presently we have two wholly owned and operating subsidiaries, KingThomason Credit Card Services, Inc. (KTCC) and KingThomason, Inc. (KTI) -

•
KTCC offers a proprietary patient-pay medical accounts receivable recovery program, TotalCare, based on a credit card, that enables physicians and hospitals to recover that portion of a medical provider’s bill not covered by insurance and that is the responsibility of the patient, and

•	KTI markets healthcare insurance products, on a wholesale basis, to retail insurance brokerage firms that offer the products to the underinsured and uninsured, and
•	A sub-division of KTI that provides a broad range of consulting services to insurance companies by way of a marketing and sales development agreement with Intelli-Services.

The following is a brief description of our two divisions:

1.    TotalCare Medical Accounts Receivable Credit Card Program

Participating physicians and hospitals assign their past due patient-pay receivables to KTCC. KTCC offers the then past due patients a MasterCard credit card enabling the patient with a flexible means to pay down their medical bill on a monthly basis. After a 12 month period, the Company is able to monetize the performing credit cards and return up to 70% of the original receivable amount to the physician. KingThomason retains the remaining 30%.

The TotalCare Program offers a solution that is designed to recover a significantly higher percentage of past due patient-pay accounts receivable, and in less time, than the traditional collection process. Furthermore, there is no cost to the physician and the process can be expected to help repatriate the patient’s relationship with their physician. To date we have realized no revenues from this segment of our business due to a previous lack of funding.

Marketing

We have a growing number of agreements in place to market the medical accounts receivable program including:

•
An April 1, 2002 agreement with Cal-Centurion Management Insurance Services, Inc. (“Cal-Centurion”). Cal-Centurion represents specific healthcare providers in the Los Angeles and Ventura County Medical Foundations throughout Southern California whose high priority is to address the issue of past due accounts receivable that keep expanding. For its efforts, Cal-Centurion will receive a commission on the revenues received by us derived from Cal-Centurion clients enrolled in our credit card program.

▪
A March 6, 2004 agreement with Medical Capital Corporation. Medical Capital Corporation is a company that represents specific health care providers and institutions in the United States and is especially focused on the issue of past due accounts receivable. Pursuant to our March 6, 2004 agreement, Medical Capital Corporation will promote our credit card program with its clients. We will pay a commission to it based on the revenues we receive from Medical Capital Corporation’s clients for the recovery of past due accounts receivable.

▪
An August 22, 2003 agreement with PracticeXpert. PracticeXpert is in the business of managing healthcare practices and improving their operational billing procedures and efficiencies. Pursuant to the August 22nd agreement PracticeXpert is commencing the integration of our TotalCare Medical Accounts Receivable Credit Card Program into their product offerings to help their clients recapture a greater percentage of their private-pay medical receivables.

▪
An April 1, 2002 agreement with The Independent Physicians Association of America (TIPAAA). TIPAAA is the leading trade association serving Independent Physician Associations (IPAs). They are in 39 states and represent more than 300,000 physicians affiliated with IPAs. TIPAAA’s mission is to provide services that assist IPAs in improving their overall operations and to become more cost efficient in the managed care environment. TIPAAA intends to integrate the TotalCare program into the basket of services they offer to their members

2.    Healthcare Product Offerings

We operate as a Master General Insurance Agency or MGA as it is better known in the insurance industry. As an MGA we market, on what can be described as a wholesale basis, our insurance products to retail insurance agencies whose insurance brokers, in turn, offer the insurance products for sale to the general public. At this time there are approximately 200 brokers selling our insurance products. The three healthcare products currently being sold generate revenue to us in the form of a commission that is paid monthly for each policy that is active that month.

SpectraOne and HealthNext Major Medical Insurance Plans

These two programs provide a basic major medical plan to an underserved market of uninsured people. It is affordable to that segment of the population that is incapable to pay all-inclusive medical insurance but need more protection than a hospital-only plan with minimal coverage. With $2,000,000 in coverage, the plan offers an affordable alternative to little or no medical insurance. The plan features a simplified application, is easy for an agent to sell and costs, on average, only fifty percent of an all-inclusive medical insurance plan. The plans are provided by American Select Insurance Management Corporation.

American Select Insurance Management Corporation (“American Select”) manages medical insurance programs for insurers. Our December 1, 2001 agreement with American Select provides that we are the exclusive marketing agent of American Select’s limited medical plans in states where we are licensed to sell our two limited medical plans.

We are responsible for recruiting all agents that will sell the limited medical plan and for providing all marketing materials. We receive fees and commissions attributable to our recruitment of agents for American Select and their sales of the insurance products.

The term of our agreement with American Select depends on the attainment of stated production goals. It can be canceled if either party’s license to solicit insurance business expires or is terminated. The American Select Plans now being offered are the SpectraOne and HealthNext Plans.

Design Savers Guaranteed Issue Medical Discount Plan

The Design Savers Guaranteed Issue Medical Discount Plan is a proprietary discount medical plan that provides the plan member with deep discounts (30% to 70%) on medical services nationally. These services include services at acute care hospitals, skilled nursing facilities, primary and specialty care physicians, dental procedures, prescription drugs, chiropractic and eyewear.

Select and First Choice Dental Plans

The Select and First Choice Dental Plans are individual and group insured dental plans underwritten by SafeGuard Insurance Company. The plan features include an annual benefit of $1,000, no age limit, no waiting period on major dental work, more than 175 dental procedures covered, and the rate is guaranteed for 12 months.

Smart Solutions Hospital Indemnity Plan

The Smart Solutions Hospital Indemnity Plan is guaranteed issue hospital/medical insurance. The policy provides for stated limited benefits for hospital and medical costs and includes a discount component for physician costs. The plan provides for a wide range of benefits including hospital costs, ICU expenses, critical care cash benefit, surgical procedures, lab service, doctor office visits, disability income and prescription drug. This plan is expected to be available for sale in January 2005.

Consulting Services

The Consulting Services Division provides marketing and developmental support to companies that are trying to develop and bring to market products and service that are directly involved in the insurance industry and its many affiliated businesses.

3.     Transaction with Fusion Capital Fund II, LLC

On October 14, 2004, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading an aggregate of $6.0 million. The $6.0 million of common stock is to be purchased over a 30 month period. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price.

The Company has authorized the sale and issuance of 6,000,000 shares of our common stock to Fusion Capital under the common stock purchase agreement of which we have registered 6,000,000. We estimate that the maximum number of shares we will sell to Fusion Capital under the common stock purchase agreement will be 6,000,000 shares.

Under the common stock purchase agreement, on each trading day Fusion Capital is obligated to purchase a specified dollar amount of our common stock. Subject to our right to suspend such purchases at any time, and our right to terminate the agreement with Fusion Capital at any time, each as described below, Fusion Capital shall purchase on each trading day during the term of the agreement $10,000 of our common stock. This daily purchase amount may be decreased by us at any time. We also have the right to increase the daily purchase amount at any time, provided however, we may not increase the daily purchase amount above $10,000 unless our stock price is above $0.50 per share for five consecutive trading days.

Revenue by Sectors. Revenues from our subsidiaries during 2002, 2003 and 2004 are as follows:

	2002	2003	2004

KingThomason, Inc.	$8,744	$19,080	$73,231
KingThomason Financial Services	$14,156	$670	$710
KingThomason Credit Card Services	$0	$0	$0

Competition.

Our Medical Accounts Receivable Credit Card Program was created by us and - to our knowledge - is unique and has no competition. Our HealthNext Basics Major Medical Plan is targeted to an underserved market of uninsured or underinsured people and competes with numerous other companies offering major medical insurance coverage.

Distribution Methods.

We distribute, or in some instances plan to distribute, our healthcare products through existing retail broker networks. (a) We operate as a Master General Insurance Agency that wholesales insurance products to retail insurance agencies that ultimately sell to the consumer. The agencies and their respective agents and brokers are independent contractors that sell and promote our products and services as they feel appropriate for their clients. The agencies are paid a commission directly from the insurance company as they complete sales. The insurance companies take the responsibility to license and maintain proper documentation for the agents that sell our products, which means that we do not have the responsibility to do so. (b) We are in the process of distributing our medical-accounts-receivable credit card program through our marketing agreements with aforementioned organizations. We will work jointly with them to promote the service to healthcare providers and ultimately to provide the credit card to their patients.

Dependence on Major Customers or Suppliers.

We are not dependent on one or a few customers.

Patents, Trademarks and Licenses.

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

Government Regulations.

The annuities we offer are underwritten by other companies. Any annuities or other estate planning products we offer must comply with certain provisions of the Internal Revenue Code or regulations thereunder if they are to qualify for tax-exempt treatment.

Research and Development.

We have spent approximately $1,500,000 over the last four years in development and implementation activities of our products and services. We have worked to establish our agreements for the sale of the TotalCare medical accounts receivable program and the distribution of the wholesale insurance products. None of this has been borne by our customers.

Environmental Laws and Controls.

We have no direct costs with regard to complying with environmental laws and regulations.

Employees.

At present we have only two full-time company officers. Thomas King is the President and CEO of KingThomason Group, Inc. and the TotalCare patient-pay medical accounts receivable division. He runs the day-to-day operations of both entities. Hume Thomason is the President of the Healthcare products division and he manages its day-to-day operations. Additionally, there are approximately 200 insurance agents appointed to sell our healthcare products and 10 involved in the marketing of the TotalCare Medical Accounts Receivable Credit Card Program.

Seasonality.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during 2004 through the solicitation of proxies or otherwise.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

KingThomason’s Common Stock presently trades on the OTC Bulletin Board under the symbol KGTH, having been added to the OTC Bulletin Board on March 11, 2002. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2003 and 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2003:
	1st Qtr	$0.40	$0.24
	2nd Qtr	$0.25	$0.13
	3rd Qtr	$0.15	$0.10
	4th Qtr	$0.13	$0.10

6

2004:
	1st Qtr	$0.13	$0.10
	2nd Qtr	$0.37	$0.13
	3rd Qtr	$0.36	$0.27
	4th Qtr	$0.48	$0.26

Holders.

There are approximately 565 holders of record of our company’s common stock.

Dividends.

We have declared no cash dividends on our common stock since inception. There are no restrictions that limit our ability to pay dividends on our common stock or that are likely to do so in the future other than the restrictions set forth in Nevada Revised Statutes, 78.288. These restrictions provide that no distribution may be made to our shareholders if, after giving effect to the distribution, (1) we would not be able to pay our debts as they mature or (2) our total assets would be less than our total liabilities plus any amounts needed, were we to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any shareholders over the rights of the common stock shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities.

On May 25, 2003 we issued 586,000 restricted shares of our Common Stock to twelve “accredited investors” in exchange for $69,050 cash. In 2003 we issued 347,500 restricted shares of our Common Stock for consulting services in exchange for $50,200 in services to be rendered. All the shares issued were done pursuant to Regulation D, Rule 506.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years December 31, 2003 and December 31, 2004:

	Fiscal Year Ended
	12-31-2004	12-31-2003

Sales	100%	100%

Operating expenses	(1,483)%	(2,529)%
Income (loss) from operations	(1,383)%	(2,429)%

Non-operating income (expense)	(1,063)%	(2,674)%

Net income (loss) after taxes	(326)%	(2,717)%

Results of Operations - Year ending 12/31/04 Compared to Year ending 12/31/03

King Thomason’s revenues for the fiscal year ended December 31, 2004 were improved from those of the fiscal year ended December 31, 2003 - $73,941 in FY 2004 compared to $19,750 in FY 2003. The reasons for the increase in revenues were two-fold - the increased sales of the insurance services division and secondly the progress of the TotalRecovery Medical Accounts Receivable Credit Card Program.

Operating expenses decreased 120 percent during FY 2004 as compared with FY 2003. Operating expenses increased by $597,097 from $499,541 in FY 2003 to $1,096,638 in FY 2004.

KingThomason had a net loss of $240,918 for FY 2004, down from a net loss of $536,593 for FY 2003, a $295,675 decrease or a 55 percent decrease. We covered the loss with the sale of stock for $188,600 cash, loans of $21,090 and an increase in accrued expenses of $31,194.

Balance sheet items.

Current assets of $39,846 on December 31, 2004, compares unfavorably with current liabilities of $621,328 at that time, an unfavorable current ratio of 0.06.

Outlook

The signing of the Fusion Capital Agreement on October 14, 2004 greatly enhanced the 2005 outlook for our Company. We began the actual funding process in Mid-March of 2005 after the registration statement was declared effective in February of 2005. Hence, it will not be until the end of our second quarter of 2005, ending June 30, 2005, together with the second half of 2005 that we anticipate reporting measurable improved results.

Liquidity and Capital Resources.

We are not liquid with $35,871 cash on hand and $3,975 in prepaid expenses at fiscal 2004 year-end with $520,738 owed to unrelated parties. However, we had $155,551 in negative operating cash flow during 2004. We were able to maintain liquidity only by selling stock in the amount of $188,600, loans of $21,090, and an increase of $31,194 in accrued expenses. The $107,590 in current liabilities owed to officers and related parties is attributable to four promissory notes, the principal amounts of which are as follows:

Lender	Relationship to KingThomason	Principal Amount	Interest Rate	Maturity Date

T.E. King III	President and Director	$6,042	6%	05-31-04
Hume A. “Tom” Thomason	Secretary and Director	$3,543	6%	05-31-04
Lloyd Hartzler	Grandfather of T.E. King III	$49,000	10%	05-01-04
Jeff Thomason	Son of Hume A. Tom Thomason	$39,000	10%	07-01-04

It is believed that none of the above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2005 through the sale of stock.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

	Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$0
Capital Lease Obligations	$0
Operating Lease Obligations	$0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	$0

Total	$0

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

ITEM 7.    FINANCIAL STATEMENTS.
Page
KingThomason Group, Inc. and Subsidiaries:
Independent Auditors’ Report	11
Consolidated Balance Sheet December 31, 2004	12
Consolidated Statements of Operations for the Years Ended
December 31, 2004 and 2003	13
Consolidated Statement of Stockholders’ Equity (Deficit) for the
Year Ended December 31, 2004 and 2003	14
Consolidated Statements of Cash Flows for the Year
Ended December 31, 2004 and 2003	15
Notes to Consolidated Financial Statements	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The KingThomason Group, Inc.

We have audited the accompanying consolidated balance sheet of The KingThomason Group, Inc, a Nevada Corporation and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The KingThomason Group, Inc and subsidiaries as of December 31, 2004, and the results of its consolidated operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of 1,820,443 and excess of total liabilities over total assets of $571,123 on December 31, 2004. These factors as discussed in Note 18 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
March 21, 2005

KING THOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$35,871
Prepaid expenses	3,975
39,846

PROPERTY AND EQUIPMENT, net	10,359

$50,205

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$153,987
Accrued interest	102,571
Note payable - officers	12,590
Note payable - related parties	88,000
Note payable- others	54,180
Convertible notes payable	210,000

Total current liabilities	621,328

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001par value;
10,000,000 shares authorized; none issued	-
Common stock, $0.001 par value;100,000,000 shares authorized;
20,808,084 shares issued and outstanding	20,808
Additional paid in capital	1,537,976
Less: Unamortized prepaid expenses	(309,464)
Accumulated deficit	(1,820,443)
Total stockholders' deficit	(571,123)

$50,205

The accompanying notes are an integral part of these consolidated financial statements
12

KING THOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003

	2004	2003
Revenues
Commission income	$33,941	$498
Consulting income	40,000	19,252
Net revenues	73,941	19,750

Operating Expenses
Consulting Expense	696,369	363,228
Impairment of investment	80,924	-
General & Administrative Expense	319,345	136,313
Total operating expenses	1,096,638	499,541

Loss from operations	(1,022,697)	(479,791)

Non-operating income (expense):
Interest expense	(38,961)	(48,225)
Loss on settlement of debt	(3,000)	-
Miscellaneous	2,739	(4,577)
Total non-operating income (expense)	(39,223)	(52,802)

Loss before income taxes and extraordinary item	(1,061,920)	(532,593)

Provision for income taxes	4,000	4,000

Net loss before extraordinary item	(1,065,920)	(536,593)

Extraordinary item – Gain on settlement of debts	825,002	-

Net loss	$(240,918)	$(536,593)

Basic & diluted loss per share before extraordinary item	$(0.05)	$(0.03)

Extraordinary item per share	0.04	-

Basic & diluted net loss per share	$(0.01)	$(0.03)

Basic & diluted weighted average shares outstanding *	18,557,330	15,669,662

*Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2004 & 2003 are the same since the effect of dilutive securities are anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements
13

KING THOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common stock							Total
	Number of		Additional	Subscription	Shares to be	Unamortized	Accumulated	stockholders'
	shares	Amount	paid in capital	receivable	issued	prepaid expenses	deficit	deficit
Balance as of January 1, 2003	15,119,900	15,120	482,347	(93,000)	38,000	-	(1,042,932)	(600,465)

Shares issued for cash	586,000	586	68,464	-	-		-	69,050

Shares issued for services	347,500	348	49,853	-	-		-	50,200

Shares issued for cash received in prior year	81,429	81	28,419	-	(28,500)		-	-

Shares issued for services performed in prior year	50,000	50	9,450	-	(9,500)		-	-

Net loss for the year	-	-	-	-	-		(536,593)	(536,593)

Balance as of December 31, 2003	16,184,829	$16,185	$638,532	$(93,000)	$-	$-	$(1,579,525)	$(1,017,808)

Shares issued for cash	960,000	960	154,640	33,000				188,600

Shares issued for consulting and legal services	1,650,000	1,650	352,850			(22,508)		331,992

Shares issued to acquire media rights	809,242	809	80,115					80,924

Shares issued for commitment	1,204,013	1,204	311,839			(286,956)		26,087

Write off of subscription receivable				60,000				60,000

Net loss for the year							(240,918)	(240,918)

Balance as of December 31, 2004	20,808,084	$20,808	$1,537,976	$-	$-	$(309,464)	$(1,820,443)	$(571,123)

The accompanying notes are an integral part of these consolidated financial statements
14

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,918)	$(536,593)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	31,763	9,680
Bad debt expense	60,000
Loss on settlement of debt	3,000	-
Impairment of investment	80,924
Gain on extinguishment of debt	(825,002)	-
Shares issued for services & legal fees	331,992	50,200
(Increase) / decrease in current assets:
Commission receivable	420	4,585
Prepaid expenses	(900)	692
Increase in current liabilities:
Accrued expenses	403,171	371,977
Net cash used in operating activities	(155,551)	(99,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans	(21,090)	-
Proceeds from loans	21,090	3,000
Proceeds from issuance of common stock	188,600	69,050
Net cash provided by financing activities	188,600	72,050

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	33,049	(27,409)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,822	30,231

CASH & CASH EQUIVALENTS, ENDING BALANCE	$35,871	$2,822

The accompanying notes are an integral part of these consolidated financial statements
15

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

KTFS was incorporated in the state of California on April 7, 1999, to market and sell the financial and estate planning service, assets management services and the sell of stocks, bond and mutual funds. The Company did not have any activity since end of 2004.

(3)	King Thomason Insurance Marketing, Inc. (KTIM):

KTIM was incorporated in the state of California on January 28, 2000 to market and sell insurance policies. The Company began its operations in the period ended June 30, 2001. KTIM’s activities consisted primarily of acting as a broker for dental insurance companies working on commission.

(4)	King Thomason Credit Card Services, Inc. (KTCC):

KTCC was incorporated in the state of California on January 28, 2000 to underwrite and issue a private label credit card for use with its medical and dental insurance products.

To date the Company has realized no revenues from this business.

16
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	King Thomason Franchising, Inc. (KTFI):

KTFI was incorporated in the state of California on August 17, 2000 to franchise a “Financial Center” to offer and sell various financial and insurance products. The Company did not have any activity since its inception.

Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the year ended December 31, 2004 and 2003 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTFI KTCC & KTIM. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

17
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property & Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 1.5 to 7 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

18
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not granted any option or warrant during the years ended December 31, 2004 and 2003.

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

The Company has two reportable segments consisting of (1) commission income and (2) consulting income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue, including consulting income is recognized when earned. Commission income is recognized as of the effective date of the policy. Any adjustments to commissions are recognized in the year in which they occur.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2004 and 2003 were $ 9,200 and $ 858 respectively.

19
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shares issued to acquire goods and services from non-employees

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the year ended December 31, 2004 and 2003.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

3.	RECENT PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

20
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of following on December 31, 2004:

Furniture, fixture and Equipment	$64,641
Less: Accumulated depreciation	54,282
$10,359

5.	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on December 31, 2004:

Accounts payable	$77,211
Accrued Expenses	68,776
Accrued taxes	8,000
$153,987

6.	NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of December 31, 2004. The note was due last December 15, 2004 and has not been paid as of December 31, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for the years ending December 31, 2004 and 2003 was $ 3,140.

7.	NOTES PAYABLE - OFFICERS

The notes payable amounting $12,590 are due on demand, unsecured and bears an interest rate ranging from 3% to 6% per year. The interest expense accrued on these notes was $ 665 and $755 for the year ended December 31, 2004 and 2003, respectively.

8.	NOTES PAYABLE - RELATED PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of December 31, 2004. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $8,800 for the year ended December 31and 2004 and 2003.

21
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	CONVERTIBLE DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the “Debentures”), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the year ended December 31, 2004 and 2003 amounted to $ 26,250 and $26,809 respectively.

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

Volatility:	0
Interest rate:	5%
Expected life:	18 months
Dividend:	zero

Accordingly no proceeds were allocated to the warrants.

10.	INCOME TAXES

No provision was made for Federal income tax since the Company has significant net operating loss carryforwards. Through December 31, 2004, the Company incurred aggregate net operating losses for tax purposes of approximately $ 1,800 thousand. The net operating loss carryforwards may be used to reduce taxable income through the year 2024. Net operating loss for carryforwards for the State of California is generally available to reduce taxable income through the year 2009. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31, 2004	December 31, 2003

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Permanent differences	0	0
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

The net deferred tax asset balance as of December 31, 2004 was approximately $ 720 thousand relating to its net operating losses. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

There was no significant difference between reportable income tax and statutory income tax.

22
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SEGMENTS AND MAJOR CUSTOMERS

During the year ended December 31, 2004, a majority of the Company’s consulting income was earned from three major service providers, which accounted for approximately 93% of total revenues. There is no receivable from service providers as of December 31, 2004.

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

The Company has two reportable segments consisting of (1) commission income and (2) consulting income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company’s reportable segments for the year ended December 31, 2004 (in thousands):
	Commission Segment	Consulting Segment	Unallocated	Total

Revenue	$34	$40	$0	$74
Gross margin	34	40	0	74
Depreciation and amortization	(2)	(2)	(5)	(9)
Interest expense	(9)	(28)	(2)	(39)
Other, net	(52)	(514)	303	(3,352)

Net Loss	(28)	(525)	312	(241)

Identifiable assets	6	34	10	50
Capital expenditures	0	0	0	0

The Company operated in one segment in 2003.

12.	STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through December 31, 2004, the Company has amortized prepaid services amounting $161,992.

During the year ended December 31, 2004 the Company issued 600,000 shares of common stock for consulting services amounting $ 157,000.

During the year ended December 31, 2004, the Company issued 50,000 shares of common stock valued at $13,000 in exchange for accrued legal fees amounting $10,000 resulting in a loss of $3,000 in settlement of debt.

23
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2004, the Company issued 960,000 shares of common stock for cash for $ 188,600.

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company’s common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company’s sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The prepaid funding is being amortized over the terms of the agreement. The Company has amortized prepaid funding amounting to $26,087 through December 31, 2004.

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

13.	UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on December 31, 2004:

Prepaid Consulting Expenses (Note 12)	$22,508
Prepaid Commitment Expenses (Note 12)	286,956
$309,464

14.	COMMITMENTS

The company entered an 18-month sublease agreement on June 3, 2003. Monthly rental under the sublease is $3,075 from August 1, 2003 to January 15, 2005. Minimum annual rentals for twelve-month periods ended, subsequent to December 31, 2004 are as follows:

Year	Amount
2005	$3,075

24
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as “Extraordinary item - Gain on extinguishment of debt” amounting to $825,002. The amended agreement also provides for payment of $ 30,000 payable by August 25, 2004 followed by payments equal to $ 5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $ 30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of December 31, 2004, accrued consulting fees for this consultant amounts to $15,000.

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

On March 15, 2004, the company entered into a consulting agreement for six month period with Newport Capital Consultants, Inc. to provide financial management of the Company’s business including but not limited to investor relations. The company issued 700,000 shares of its common stock. When issued, will be duly authorized, validly issued, fully paid and non-assessable, and shall be free from any liens, encumbrances of restrictions.

On March 22, 2004, the company entered into a consulting agreement for one year period with Venture Street Capital Partners, LLC (VS). To provides telephone consultation, strategic advisement and referral services. The Company issued the company’s common stock for 150,000 shares by Rule 144. In addition, The Company shall pay to VS a nonrefundable retainer fee of Commission of ten percent (10%) cash USD of all transactions of financings from any referral made by VS. In regards to 144 securities the corporation will furnish a restriction lifting opinion letter from corporate counsel with the restriction to be lifted in 1 year.

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company’s common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company’s sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $26,087 through December 31, 2004.

25
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	EARNING PER SHARE

Earnings per share for the year ended December 31, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

16.	EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, and capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 2004. In August 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all the accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as “Extraordinary item - Gain on extinguishment of debt” amounting to $ 825,002.

17.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,347 for income tax and $106 for interest during the year ended December 31, 2003 and $0 for income tax and $3,000 interest for the year ended December 31, 2003.

18.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,820,443 as of December 31, 2004 including losses of $ 240,918 and $ 536,593 for the years ended December 31, 2004 and 2003. The Company’s total liabilities exceed its total assets by $571,123. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

26
KINGTHOMASON GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	MEDIA RIGHTS

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide conveyed, assigned and transferred all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits, per the agreement, to the company. The company issued 809,242 shares of its common stock valued at $80,924 for the acquisition of the Media rights. The common stock will be redeemable by the Company for an aggregate price of One Dollar ($1) provided that (a) Nineteen months have elapsed following the closing date and the Company has been unable to use or sell any of the Media credits conveyed. During the period, the Company recorded impairment of the media right acquired, amounting $80,924 due to uncertainty of its utilization. The impairment has been recorded in the accompanying financial statements.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection or been dismissed.

ITEM 8A.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

OTHER INFORMATION

General - The Fusion Transaction.

On October 14, 2004, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the 30-month term of the agreement, $10,000 of our common stock or an aggregate of $6.0 million. The $6.0 million of common stock is to be purchased over a 30 month period. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.10.

We have authorized the sale and issuance of 6,000,000 shares of our common stock to Fusion Capital under the common stock purchase agreement of which we have registered 6,000,000. We estimate that the maximum number of shares we will sell to Fusion Capital under the common stock purchase agreement will be 6,000,000 shares (exclusive of the 1,279,013 shares issued to Fusion Capital as a commitment fee) assuming Fusion Capital purchases all $6.0 million of common stock.

Purchase Of Shares Under The Common Stock Purchase Agreement

Under the common stock purchase agreement, on each trading day Fusion Capital is obligated to purchase a specified dollar amount of our common stock. Subject to our right to suspend such purchases at any time, and our right to terminate the agreement with Fusion Capital at any time, each as described below, Fusion Capital shall purchase on each trading day during the term of the agreement $10,000 of our common stock. This daily purchase amount may be decreased by us at any time. We also have the right to increase the daily purchase amount at any time, provided however, we may not increase the daily purchase amount above $10,000 unless our stock price is above $0.50 per share for five consecutive trading days. The purchase price per share is equal to the lesser of:

•	the lowest sale price of our common stock on the purchase date; or

•	the average of the three (3) lowest closing sale prices of our common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital.

Minimum Purchase Price

We have the right to set a minimum purchase price (“floor price”) at any time. Currently, the floor price is $0.25. We can increase or decrease the floor price at any time upon one trading day prior notice to Fusion Capital. However, the floor price cannot be less than $0.10. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock in the event that the purchase price is less than the then applicable floor price.

Our Right To Suspend Purchases

We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day’s notice. Any suspension would remain in effect until our revocation of the suspension. To the extent we need to use the cash proceeds of the sales of common stock under the common stock purchase agreement for working capital or other business purposes, we do not intend to restrict purchases under the common stock purchase agreement.

Our Right To Increase and Decrease the Daily Purchase Amount

We have the unconditional right to decrease the daily amount to be purchased by Fusion Capital at any time for any reason effective upon one trading day’s notice. In our discretion, we may elect to sell more of our common stock to Fusion Capital than the minimum daily amount.

We also have the right to increase the daily purchase amount as the market price of our common stock increases. Specifically, for every $.10 increase in Threshold Price above $.40, the Company shall have the right to increase the daily purchase amount by up to an additional $2,500. For example, if the Threshold Price is $.60 we would have the right to increase the daily purchase amount to up to an aggregate of $15,000. The "Threshold Price" is the lowest sale price of our common stock during the five trading days immediately preceding our notice to Fusion Capital to increase the daily purchase amount. If at any time during any trading day the sale price of our common stock is below the Threshold Price, the applicable increase in the daily purchase amount will be void.

Our Termination Rights

We have the unconditional right at any time for any reason to give notice to Fusion Capital terminating the common stock purchase agreement. Such notice shall be effective one trading day after Fusion Capital receives such notice.

No Short-Selling or Hedging by Fusion Capital

Fusion Capital has agreed that neither it nor any of its affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement.

Events of Default

Generally, Fusion Capital may terminate the common stock purchase agreement without any liability or payment to the Company upon the occurrence of any of the following events of default:

•
the effectiveness of the registration statement of which this prospectus is a part of lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to Fusion Capital for sale of our common stock offered hereby and such lapse or unavailability continues for a period of ten (10) consecutive trading days or for more than an aggregate of thirty (30) trading days in any 365-day period;

•	suspension by our principal market of our common stock from trading for a period of three consecutive trading days;

•
the de-listing of our common stock from our principal market provided our common stock is not immediately thereafter trading on the Nasdaq National Market, the Nasdaq National SmallCap Market, the New York Stock Exchange or the American Stock Exchange;

•	the transfer agent‘s failure for five trading days to issue to Fusion Capital shares of our common stock which Fusion Capital is entitled to under the common stock purchase agreement;

•
any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of ten trading days; or

•	any participation or threatened participation in insolvency or bankruptcy proceedings by or against us.

Commitment Shares Issued to Fusion Capital

Under the terms of the common stock purchase agreement Fusion Capital has received 1,279,013 shares of our common stock as a commitment fee. Unless an event of default occurs, these shares must be held by Fusion Capital until 30 months from the date of the common stock purchase agreement or the date the common stock purchase agreement is terminated

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.

Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the KingThomason Group and of its subsidiaries and a description of the business experience of each. The directors of the company are elected annually by the shareholders. The officers serve at the pleasure of the board of directors. The directors do not presently receive fees or other remuneration for their services.

The KingThomason Group, Inc. (the Nevada holding company)

Person	Office	Office Held Since	Term of Office
T.E. King III, 37	President, Chief Financial Officer and Director	7-00 7-00 7-00	12-05 12-05 12-05
Hume A. “Tom” Thomason, 63	Secretary and Director	7-00 7-00	12-05 12-05
William T. Walker, Jr., 68	Director	4-02	12-05

KingThomason, Inc. (California)

Person	Office	Office Held Since	Term of Office
T.E. King III, 37	Chief Financial Officer, Secretary and Director	9-98 9-98 9-98 9-98	12-05 12-05 12-05 12-05
Hume A. “Tom” Thomason, 63	President, Director	9-98	12-05

KingThomason Financial Services, Inc.

Person	Office	Office Held Since	Term of Office
Hume A. “Tom” Thomason, 63	Director	4-99	12-05
T.E. King III, 37	Chief Financial Officer, Secretary and Director	4-99 4-99 4-99	12-05 12-05 12-05

KingThomason Credit Cards Services, Inc.

Person	Office	Office Held Since	Term of Office
Hume A. “Tom” Thomason, 63	Director	1-00	12-05
T.E. King III, 37	President, Chief Financial Officer, Secretary and Director	1-00 1-00 1-00 1-00	12-05 12-05 12-05 12-05
Richard Michel, 65	Director	1-01	12-05

Business Experience:

Thomas “Tim” King. Mr. King received a bachelor-of-science degree in business administration in 1990 at the University of Southern California. From July 1990 until January 1992 he was a representative of Amplicon Financial, Inc. of Santa Ana, California, a company that leased high-tech hardware and software systems. From January 1992 until July 1992 he was a representative of his father’s investment banking company, King & Associates of Los Angeles. From July 1992 until September 1993 he was a foreign exchange department manager of Tokyo International Investments, Ltd. of San Francisco, California. From September 1993 until April 1996 he was a co-founder, director and vice president of G-5 Global Investments of San Francisco, California, a private hedge fund active in the currency markets. From April 1996 until May 1998 he was a district manager of SunAmerica Securities, Inc. of Concord, California, a securities market financial consulting firm. In May 1998 he co-founded KingThomason, Inc. of San Ramon, California and has served as a director and its president since its inception. Mr. King devotes 100 percent of his time to the business of KingThomason.

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

Audit Committee and Audit Committee Financial Expert

Our directors serve as our audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

Compliance With Section 16(a) of the Exchange Act.

Our securities are not registered with the Securities and Exchange Commission under Section 12(b) or 12(g) of the Exchange Act. Accordingly, our officers, directors and beneficial owners of 10 percent or more of any class of stock are not subject to Section 16(a) of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION.

The directors of KingThomason Group and its subsidiaries receive no compensation for their services as directors. The officers of KingThomason Group and its subsidiaries received from it an aggregate of $36,500 of compensation in the last fiscal year for their services in all capacities.

Mr. King, our president, received a salary in 2004 of $19,750.

The following sets forth the remuneration received in the last three fiscal years by Mr. King, the president of KingThomason, in all capacities. No officer or employee has received total remuneration of $100,000 or more in any of such years.

				Awards
Annual Compensation					Securities
					Underlying	Payout
			Other Annual	Restricted	Options/	LTIP	All Other
Year	Salary	Bonus	Compensation	Stock Awards	SARS(#)	Payouts	Compensation
2004	$19,750	0	0	0	0	0	0
2003	$5,500	0	0	0	200,000	0	0
2002	$29,250	0	0	0	100,000	0	0

Employment Contracts.

We have no employment contracts.

Stock Options.

We have a stock option plan, the major provisions of which Plan are as follows:

Options granted under the plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. The option committee before fiscal year 2004 has granted 811,250 options to management employees exercisable over the next two to seven years.

The following table shows each exercise of stock options during 2004 by the named executive officers and the fiscal year-end value of their unexercised options:

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name of Executive Officer	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at FY- End ($) Exercisable/Unexercisable
T.E. King III	0	$0	100,000/0	$19,000/0
T.E. King III	0	$0	200,000/0	$38,000/0
Hume A. Thomason	0	$0	200,000/0	$38,000/0
Hume A. Thomason	0	$0	100,000/0	$19,000/0
William T Walker	0	$0	100,000/0	$19,000/0

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information as of December 31, 2004 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:

	No. of Shares	% of Class

T.E. King III 309 Avenue H, Suite C Redondo Beach, CA 90277	6,093,464(1)

Hume A. (“Tom”) Thomason 309 Avenue H, Suite C Redondo Beach, CA 90277	5,493,463(1)

Richard Michel 1275-4 Sea Cliff Court Ventura, CA 93003	131,062

William T. Walker, Jr. P. O. Box 10684 Beverly Hills, CA 90213	150,000(2)

Officers and Directors as a Group (4 persons)	11,867,987(1)(2)

____________________

(1)	Includes 300,000 shares which this person could purchase through the exercise of warrants.
(2)	Includes 100,000 shares which this person could purchase through the exercise of warrants.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

•	the officers and directors;

•	any nominees for election as a director;

•	any beneficial owners of more than 5 percent of our voting securities;

•	any member of the immediate family of any of the above persons.

ITEM 13.    EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

3.1	-	Articles of Incorporation of The KingThomason Group, Inc.*

3.1.1	-	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+

3.2	-	Bylaws of The KingThomason Group, Inc.*

10.3	-	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	-	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	-	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*

10.6	-	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*

10.7	-	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	-	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

10.9	-	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

10.10	-	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

14	-	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

19	-	Letter to the Shareholders.++

20.1	-	Audit Committee Charter.++

20.2	-	Compensation Committee Charter.++

20.3	-	Governance and Nominating Committee Charter.++

20.4	-	Corporate Governance Principles.++

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.

+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended December 31, 2004	$32,000
Fiscal Year ended December 31, 2003	$32,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The KingThomason Group, Inc.

Date: March 31, 2005	By:	/s/ Thomas E. King III
T.E. King III
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2005	By:	/s/ Thomas E. King III
T.E. King III
President, Chief Financial Officer and Director

Date: March 31, 2005	By:	/s/ Hume A. Tom Thomason
Hume A. “Tom” Thomason
Secretary and Director

Date: March 31, 2005	By:	/s/ William T. Walker, Jr.
William T. Walker, Jr.
Director

The KingThomason Group, Inc.
Commission File No. 333-60880

EXHIBIT INDEX

Form 10-KSB
For the Fiscal Year Ended 12-31-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

3.1	-	Articles of Incorporation of The KingThomason Group, Inc.*

3.1.1	-	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock).*+

3.2	-	Bylaws of The KingThomason Group, Inc.*

10.3	-	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	-	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	-	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*

10.6	-	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*

10.7	-	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	-	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

10.9	-	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

1

10.10	-	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

14	-	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

19	-	Letter to the Shareholders.++

20.1	-	Audit Committee Charter.++

20.2	-	Compensation Committee Charter.++

20.3	-	Governance and Nominating Committee Charter.++

20.4	-	Corporate Governance Principles.++

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.

2

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.

+	Previously filed with Form 8-K 10-14-02, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.

3