Form 10QSB
period 2005-03-31
KINGTHOMASON GROUP INC
filed 2005-05-16
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

                                309 Avenue H, #C
                             Redondo Beach, CA 90277
                                  877-540-5484
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

As of May 11, 2005, there were 20,858,378 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              14

PART II - OTHER INFORMATION                                                   14

Item 1.  Legal Proceedings                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                            Page

Consolidated Balance Sheet March 31, 2005 (Unaudited)                          4
Consolidated Statements of Operations (Unaudited)                              5
Consolidated Statements of Cash Flows for the three Month Period
         Ended March 31, 2005 and 2004 (Unaudited)                             6
Notes to Unaudited Consolidated Financial Statements                           7


                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------
CURRENT ASSETS:
        Cash & cash equivalent                                          $    36,825
        Prepaid expenses                                                        900
                                                                        -----------
                                                                             37,725

PROPERTY AND EQUIPMENT, net                                                   8,603

                                                                        -----------
                                                                        $    46,328
                                                                        ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                           $   144,416
        Accrued interest                                                    112,284
        Note payable - officers                                              12,590
        Note payable - related parties                                       88,000
        Note payable- others                                                 54,180
        Convertible notes payable                                           210,000
                                                                        -----------

                Total current liabilities                                   621,470

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Preferred stock, $0.001par value;
          10,000,000 shares authorized; none issued                            --
        Common stock, $0.001 par value;100,000,000 shares authorized;
        20,858,378 shares issued and outstanding                             20,858
        Additional paid in capital                                        1,577,926
        Less: Unamortized prepaid expenses                                 (299,766)
        Accumulated deficit                                              (1,874,160)
                                                                        -----------
                Total stockholders' deficit                                (575,142)
                                                                        -----------
                                                                        $    46,328
                                                                        ===========


The accompanying notes are an integral part of these consolidated financial statements.


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 & 2004
                                   (UNAUDITED)



                                                             2005            2004
                                                         ------------    ------------
Revenues
Commission income                                        $     18,414    $      7,566
Consulting income                                                --            40,000
                                                         ------------    ------------
           Net revenues                                        18,414          47,566

Operating Expenses
Consulting Expense                                             34,698         165,643
General & Administrative Expense                               25,419          57,604
                                                         ------------    ------------
           Total operating expenses                            60,117         223,247

                                                         ------------    ------------
Loss from operations                                          (41,704)       (175,681)

Non-operating income (expense):
           Interest expense                                    (8,814)        (12,573)
                                                         ------------    ------------
                  Total non-operating income (expense)         (8,814)        (12,573)
                                                         ------------    ------------
Loss before income taxes                                      (50,517)       (188,254)

Provision for income taxes                                      3,200           4,000
                                                         ------------    ------------
Net loss                                                 $    (53,717)   $   (192,254)
                                                         ============    ============

Basic & diluted net loss per share                       $     (0.003)   $     (0.011)
                                                         ============    ============

Basic & diluted weighted average shares outstanding *      20,813,113      16,945,683
                                                         ============    ============


*Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended March 31, 2005 & 2004 are the same since the effect of dilutive securities are anti-dilutive.



The accompanying notes are an integral part of these consolidated financial statements.


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 & 2004
                                   (UNAUDITED)


                                                                             2005         2004
                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $ (53,717)   $(192,254)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
          Depreciation and amortization                                      11,454       13,897
          Impairment of media rights                                           --         80,924
          Shares issued for services                                           --          8,200
          (Increase) / decrease in current assets:
                  Prepaid expenses                                            3,075         --
          Increase in current liabilities:
                  Accrued expenses                                              142       93,178
                                                                          ---------    ---------
    Net cash provided by (used in) operating activities                     (39,046)       3,945
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of loans                                                     --         (3,000)
          Proceeds from loans                                                  --         11,500
          Proceeds from issuance of common stock                             40,000         --
                                                                          ---------    ---------
    Net cash provided by financing activities                                40,000        8,500
                                                                          ---------    ---------

NET INCREASE IN CASH & CASH EQUIVALENTS                                         954       12,445

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   35,871        2,822
                                                                          ---------    ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                   $  36,825    $  15,267
                                                                          ---------    ---------










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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the quarters ended March 31, 2005 and 2004 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS & KTCC & KTIM (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

2.   RECENT PRONOUNCEMENTS

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of following on March 31, 2005:

          Furniture, fixture and Equipment   $  64,640
          Less: Accumulated depreciation        56,037
                                             ---------
                                             $   8,603
                                             =========

4.   NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of March 31, 2005. The note was due last December 15, 2004 and has not been paid as of December 31, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for the quarter ending March 31, 2005 and 2004 was $ 785.

5.   NOTES PAYABLE - OFFICERS

The notes payable amounting $12,590 are due on demand, unsecured and bears an interest rate ranging from 3% to 6% per year. The interest expense accrued on these notes was $ 166 for the quarter ended March 31, 2005 and 2004.

6.   NOTES PAYABLE - RELATED PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of March 31, 2005. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $2,200 for the quarter ended March 31 2005 and 2004.

7.   CONVERTIBLE DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the quarter ended March 31, 2005 and 2004 amounted to $ 6,563 and $6,300 respectively.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



8.   STOCKHOLDERS' DEFICIT

During the quarter ended March 31, 2005, the Company issued 50,294 shares of common stock for cash for $40,000 in relation to the stock purchase agreement with Fusion Capital LLC. On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares in October 14, 2004. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $26,087 through March 31, 2005.

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through March 31, 2005, the Company has amortized prepaid services amounting $171,690.

During the three month period ended March 31, 2004, the company issued 1,659,242 shares of common stock for consulting service to be provided amounting $241,424.


9.   UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on March 31, 2005:

         Prepaid Consulting Expenses (Note 8)            $  12,810
         Prepaid Commitment Expenses (Note 8)              286,956
                                                         ---------
                                                         $ 299,766
                                                         =========

10.  COMMITMENTS

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Gain on extinguishment of debt" amounting to $825,002. The amended agreement also provides for payment of $ 30,000 payable by August 25, 2004 followed by payments equal to $ 5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $ 30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of December 31, 2004, accrued consulting fees for this consultant amounts to $15,000.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase Agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide will convey, assign and transfer all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits to the company. The company issued the company's common stock for 809,242 shares to the Agent-Millennium Capital Quest Corp.

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $26,087 through March 31, 2005.

11.  EARNINGS PER SHARE

Earnings per share for the quarter ended March 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for income tax and 0 for interest during the quarter ended March 31, 2005 and $0 for both income tax and interest during the quarter ended March 31, 2004.

13.      GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,874,160 as of March 31, 2005 including losses of $ 53,717 and $ 192,254 for the quarter ended March 31, 2005 and 2004. The


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Company's total liabilities exceed its total assets by $575,142. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

14.  SEGMENT REPORTING

The Company had two reportable  segments consisting of (1) commission income and
(2) consulting income in 2004. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company's reportable segments for the quarter ended March 31, 2004 (in thousands):


                                Commission     Consulting
                                Segment        Segment        Unallocated    Total
                                -----------    -----------    -----------    -----------
Revenue                         $         8    $        40    $      --      $        48
Gross margin                              8             40           --               48
Depreciation and amortization            (2)           (12)          --              (14)
Operating loss                          (27)           (79)           (70)          (176)
Interest expense                         (3)           (10)          --              (13)
Net Loss                                (17)          (105)           (71)          (193)
Identifiable assets                      23             12           --               35
Capital expenditures                   --             --             --             --

The Company operated in one segment for the quarter ended March 31, 2005.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended March 31, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - First Quarter of 2005 Compared to First Quarter of 2004
-------------------------------------------------------------------------------

     KingThomason's revenues for Q1 2005 were less than those of Q1 2004 - $18,414 in Q1 2005 compared to $47,566 in Q1 2004. The principal reason for the decrease was that the more than doubling of the commission income did not offset the end of a consulting agreement that the Consulting Division had in 2004.

     Operating expenses decreased 73 percent during Q1 2005 as compared with Q1 2004. Operating expenses decreased by $163,130 from $223,247 in Q1 2004 to $60,117 in Q1 2005.

     KingThomason had a net loss of $53,717 for Q1 2005, down from a net loss of $192,254 for Q1 2004, a $138,537 or a 72 percent decrease. We covered the loss with a sale of $40,000 worth of stock.

Liquidity and Capital Resources
-------------------------------

     The Company's cash balance was $36,825 as of March 31, 2005 as compared to $15,267 on March 31, 2004. Net cash used in operating activities was $39,046 as compared to net cash provided of $3,945 in the corresponding period last year. Net cash provided by financing activities amounted to $40,000 as compared to $8,500 provided in the corresponding period last year. Net increase in cash and cash equivalents for the three-month period ended March 31, 2005 was $954 as compared to a net increase of $12,445 in the corresponding period last year. Cash and cash equivalents were $36,825 on March 31, 2005 as compared to $15,267 on March 31, 2004.

     On October 14, 2004, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor, whereby Fusion Capital has agreed to purchase up to $6.0 million of common stock over a 30-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to Fusion Capital up to $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. The Company also has the right to terminate the agreement at any time without any additional cost.

OUTLOOK
-------

     During the first three months of fiscal year 2005 two items helped improve the outlook for the year. First, the Company believes that the now effective registration statement regarding the agreement with Fusion Capital may help accelerate implementation of the Medical Accounts Receivable Credit Card Program. Secondly, the Company's Insurance Division product sales are growing at a steady rate and are showing an appreciable month-over-month increase in revenue. The Company believes that these items, along with the substantial time and effort spent on marketing our unique Medical Accounts Receivable Credit Card Program - as well as our portfolio of medical and dental healthcare plans, may help improve the Company's outlook.

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

Item 3. Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

3.1            Articles of Incorporation of The KingThomason Group, Inc.*

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

99.1          Registrant's press release dated October 18, 2004.+

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

Date:  May 16, 2005                                 The KingThomason Group, Inc.



                                                 By: /s/ Thomas E. King III
                                                    ----------------------------
                                                    T.E. King III, President

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                                   Form 10-QSB
                      For the Fiscal Quarter Ended 03-31-05

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

3.1            Articles of Incorporation of The KingThomason Group, Inc.*

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

99.1          Registrant's press release dated October 18, 2004.+

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