Form 10QSB
period 2005-06-30
KINGTHOMASON GROUP INC
filed 2005-08-15
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                          The KingThomason Group, Inc.
             (Exact name of registrant as specified in its charter)


    Nevada                          333-60880                       73-1602395
    ------                          ---------                       ----------
  (state of                 (Commission File Number)              (IRS Employer
incorporation)                                                      I.D. Number)

                                309 Avenue H, #C
                             Redondo Beach, CA 90277
                                  877-540-5484
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of August 11, 2005, there were 20,920,878 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                            Page
                                                                            ----

Consolidated Balance Sheet June 30, 2005 (Unaudited)                          4
Consolidated Statements of Operations (Unaudited)    for the Six Month and
         Three Month Periods Ended June 30, 2005 and 2004                     5
Consolidated Statements of Cash Flows for the Six Month Period
         Ended June 30, 2005 and 2004 (Unaudited)                             6
Notes to Unaudited Consolidated Financial Statements                          7


                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS:
         Cash & cash equivalent                                          $     7,426
         Prepaid expenses                                                        900
                                                                         -----------
                                                                               8,326

PROPERTY AND EQUIPMENT, net                                                    7,190

                                                                         -----------
                                                                         $    15,516
                                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                           $   125,248
         Accrued interest                                                    149,430
         Note payable - officers                                               9,590
         Note payable - related parties                                       88,000
         Note payable- others                                                 54,180
         Convertible notes payable                                           210,000
                                                                         -----------

                  Total current liabilities                                  636,447

COMMITMENTS & CONTINGENCIES                                                     --

STOCKHOLDERS' DEFICIT
         Preferred stock, $0.001 par value;
           10,000,000 shares authorized; none issued                            --
         Common stock, $0.001 par value;100,000,000 shares authorized;
           20,858,378 shares issued and outstanding                           20,896
         Additional paid in capital                                        1,585,389
         Less: Unamortized prepaid expenses                                 (226,532)
         Accumulated deficit                                              (2,000,684)
                                                                         -----------
                  Total stockholders' deficit                               (620,932)
                                                                         -----------

                                                                         -----------
                                                                         $    15,516
                                                                         ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2005 & 2004
                                   (UNAUDITED)

                                                        Three month periods ended         Six month periods ended
                                                                 June 30,                        June 30,
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    ------------
Revenues
Security & other commission                          $       14,181    $      8,492    $     32,595    $     15,947
Commission income                                               826             202             826             313
Consulting income                                              --            20,000            --            60,000
                                                       ------------    ------------    ------------    ------------
          Net revenues                                       15,007          28,694          33,421          76,260

Operating Expenses
Consulting Expense                                           44,625         376,043          79,323         541,686
Impairment of investment                                       --              --              --              --
General & Administrative Expense                             75,113          28,906         100,532          86,510
                                                       ------------    ------------    ------------    ------------
          Total operating expenses                          119,738         404,949         179,855         628,196
                                                       ------------    ------------    ------------    ------------
        Loss from operations                               (104,731)       (376,255)       (146,434)       (551,936)

Non-operating income (expense):
          Interest expense                                  (21,793)        (12,614)        (30,607)        (25,187)
          Gain on extinguishment of debt
          Loss on settlement of debt                                         (3,000)                         (3,000)
          Miscellaneous                                                         117                             117
                                                       ------------    ------------    ------------    ------------
          Total non-operating income (expense)              (21,793)        (15,497)        (30,607)        (28,070)
                                                       ------------    ------------    ------------    ------------
        Loss before income taxes                           (126,524)       (391,752)       (177,041)       (580,006)
Provision for income taxes                                     --              --             3,200           4,000
                                                       ------------    ------------    ------------    ------------
        Net loss                                       $   (126,524)   $   (391,752)   $   (180,241)   $   (584,006)
                                                       ============    ============    ============    ============

Basic & diluted net loss per share                     $      (0.01)   $      (0.02)   $      (0.01)   $      (0.03)
                                                       ============    ============    ============    ============

Basic & diluted weighted average shares outstanding*     20,876,510      17,520,591      20,844,987      17,520,591
                                                       ============    ============    ============    ============


*Weighted average number of shares used to compute basic and diluted loss per share for the three month and six month periods ended June 30, 2005 & 2004 are the same since the effect of dilutive securities is anti-dilutive.





The accompanying notes are an integral part of these unaudited consolidated financial statements.


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 & 2004

                                                                     2005           2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                $  (180,241)   $   (584,006)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                Depreciation and amortization                         86,100         18,539
                Loss on settlement of debt                              --            3,000
                Shares issued for services & legal fees                 --           80,924
                (Increase) / decrease in current assets:
                    Commission receivable                               --           (1,044)
                    Prepaid expenses                                   3,075         88,830
                Increase in current liabilities:
                    Accrued expenses                                  18,120        341,478
                                                                 -----------    -----------
         Net cash used in operating activities                       (72,945)       (52,279)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Payment of loans                                      (3,000)       (12,590)
                Proceeds from loans                                     --           21,090
                Proceeds from issuance of common stock                47,500         97,600
                                                                 -----------    -----------
         Net cash provided by financing activities                    44,500        106,100
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   (28,445)        53,821

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                            35,871          2,822
                                                                 -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                          $     7,426    $    56,643
                                                                 ===========    ===========








The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the six month periods ended June 30, 2005 and 2004 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS & KTCC & KTIM (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

2.   RECENT PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following on June 30, 2005:

                  Furniture, fixture and Equipment        $  64,640
                  Less: Accumulated depreciation             57,450
                                                          ---------
                                                          $   7,190
                                                          =========

4.   NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of June 30, 2005. The note was due last December 15, 2004 and has not been paid as of December 31, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for the three month and six month periods ended June 30, 2005 and 2004 was $785 and $1,570.

5.   NOTES PAYABLE - OFFICERS

The notes payable amounting $9,590 are due on demand, unsecured and bears an interest rate ranging from 3% to 6% per year. The interest expense accrued on these notes was $144 and $310 for the three month and six month periods ended June 30, 2005. The interest expense accrued on these notes was $166 and $332 for the three month and six month periods ended June 30, 2004.

On May 17, 2005, the Company issued 37,500 shares of common stock to an officer in lieu of interest accrued on a note payable of $3000. The shares were valued at $7,500 based on the market price of $0.20 per share at the date of issuance. Interest expense of $7,500 was booked accordingly.

6.   NOTES PAYABLE - RELATED PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of June 30, 2005. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $2,200 and $4,400 for the three month and six month periods ended June 30 2005 and 2004.

7.   CONVERTIBLE DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the three month and six month periods ended June 30, 2005 amounted to $ 6,563 and $13,126. Interest for the three month and six month periods ended June 30, 2004 amounted to $6,300 and $12,600 respectively.

Attached to the Debentures, the Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

8.   STOCKHOLDERS' DEFICIT

On May 17, 2005, the Company issued 37,500 shares of common stock to an officer in lieu of interest accrued on a note payable of $3000. The shares were valued at $7,500 based on the market price of $0.20 per share at the date of issuance. Interest expense of $7,500 was booked accordingly.

During the six month period ended June 30, 2005, the Company issued 50,294 shares of common stock for cash for $40,000 in relation to the stock purchase agreement with Fusion Capital LLC. On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares in October 14, 2004. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $88,696 through June 30, 2005.

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through June 30, 2005, the Company has amortized prepaid services amounting $182,315.

9.   UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on June 30, 2005:

                  Prepaid Consulting Expenses (Note 8)      $     2,185
                  Prepaid Commitment Expenses (Note 8)          224,347
                                                            -----------
                                                            $   226,532
                                                            ===========

10.  COMMITMENTS

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



the accompanying financial statements as "Gain on extinguishment of debt" amounting to $825,002. The amended agreement also provides for payment of $30,000 payable by August 25, 2004 followed by payments equal to $5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of June 30, 2005, accrued consulting fees for this consultant amounts to $25,000.

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

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $88,696 through June 30, 2005.

11.  EARNINGS PER SHARE

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

On May 17, 2005, the Company issued 37,500 shares of common stock to an officer in lieu of interest accrued on a note payable of $3000. The shares were valued at $7,500 based on the market price of $0.20 per share at the date of issuance. Interest expense of $7,500 was booked accordingly.

The Company paid $800 for income tax and $0 for interest during the six month period ended June 30, 2005 and $0 for both income tax and interest during the six month period ended June 30, 2004.

13.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,000,684 at June 30, 2005. The Company's total liabilities exceed its total assets by $620,932. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

14.  SUBSEQUENT EVENTS

On June 30, 2005, the Company entered into an agreement to issue 25,000 shares of common stock to Guy Gilson in accordance with the consulting agreement. These shares were issued on July 7, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - First Quarter of 2005 Compared to First Quarter of 2004
-------------------------------------------------------------------------------

         KingThomason's revenues for Q2 2005 were less than those of Q2 2004 - $15,007 in Q2 2005 compared to $28,694 in Q2 2004. The principal reason for the decrease was that the increase in commission income did not offset the end of a consulting agreement that the Consulting Division had in 2004.

         Operating expenses decreased 71 percent during Q2 2005 as compared with Q2 2004. Operating expenses decreased by $285,211 from $404,949 in Q2 2004 to $119,738 in Q2 2005.

         KingThomason had a net loss of $126,524 for Q2 2005, down from a net loss of $391,752 for Q2 2004, a $265,228 or a 68 percent decrease. We covered the loss with the issuance of $47,500 worth of stock for services provided, and $86,100 of the loss represents depreciation and amortization.

         Interim Results of Operations - First Half of FY 2005 Compared to First Half of FY 2004
         -----------------------------------------------------------------------

                  Our revenues of $33,421 for the first half of FY 2005 were 56 percent less than those of $76,260 in the first half of FY 2004. The principal reason for the decrease was that the increase in commission income did not offset the end of a consulting agreement that the Consulting Division had in 2004.

                  Against this 56 percent decrease in revenues, we experienced a $448,341 or 71 percent decrease in operating expenses during this six-month period as compared to the first six months in FY 2004 - $179,855 in the first six months of FY 2005 compared with $628,196 in the same period in FY 2004. The reason for this decrease in operating expenses was lower costs associated with operations and a decrease in expenses for performance under the consulting agreement.

                  Our net loss of $180,241 during the first half of FY 2005 represents a 69 percent decrease in net loss from a $584,006 loss in the first half of FY 2004. The reason for this was the Company has been reducing its expenses and pushing its growth in striving to obtain profitability.

         Liquidity and Capital Resources
         -------------------------------

         The Company's cash balance was $7,426 as of June 30, 2005 as compared to $56,643 on June 30, 2004. Net cash used in operating activities was $72,945 as compared to net cash used in operating activity of $52,279 in the corresponding period last year. Net cash provided by financing activities amounted to $44,500 as compared to $106,100 provided in the corresponding period last year. Net decrease in cash and cash equivalents for the six-month period ended June 30, 2005 was $28,445 as compared to a net increase of $53,821 in the corresponding period last year. Cash and cash equivalents were $7,426 on June 30, 2005 as compared to $56,643 on June 30, 2004.

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

         OUTLOOK

         On July 28, 2005 KingThomason announced that it had signed a Letter of Intent to acquire a majority interest (51%) of privately held, Chatsworth, California headquartered Cisco Music, Inc., a successful, 20-year producer and distributor of very high quality vinyl records and traditional CDs.

         If the transaction closes as expected before the end of the third quarter Cisco will become a division of KingThomason Group and we will then be consolidating 51% of Cisco's sales and 51% of its net income into KingThomason's reported results for the fourth quarter and the full year 2006 and beyond.

         While the music industry is a departure from our medical credit card and insurance divisions' business plans, the high quality vinyl record industry is staging a dramatic comeback. Consequently, when this potential acquisition was presented to us, the opportunity was too promising to pass up.

         With the successful closing of the Cisco Music transaction, we believe the financial community's perception of KGTH will substantially improve and we will be able to move forward and grow all aspects of the Company.

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

Item 3. Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

         Exhibit                              Item
         -------                              ----

         3.1               Articles of Incorporation of The KingThomason  Group,
                           Inc.*

         3.1.1 Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+

         3.2               Bylaws of The KingThomason Group, Inc.*

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

         10.7              2001 Stock  Option Plan  adopted by The  KingThomason
                           Group, Inc.**

         10.8 Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

         10.9 Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

         10.10 Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

         14 Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

         19                Letter to the Shareholders.++

         20.1              Audit Committee Charter.++

         20.2              Compensation Committee Charter.++

         20.3              Governance and Nominating Committee Charter.++

         20.4              Corporate Governance Principles.++

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

Date:  August 15, 2005                              The KingThomason Group, Inc.



                                                    By /s/ Thomas E. King III
                                                      --------------------------
                                                      T.E. King III, President

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                                   Form 10-QSB
                      For the Fiscal Quarter Ended 06-30-05

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

         3.1               Articles of Incorporation of The KingThomason  Group,
                           Inc.*

         3.1.1 Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+

         3.2               Bylaws of The KingThomason Group, Inc.*

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

         10.7              2001 Stock  Option Plan  adopted by The  KingThomason
                           Group, Inc.**

         10.8 Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

         10.9 Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

         10.10 Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

         14 Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

         19                Letter to the Shareholders.++

         20.1              Audit Committee Charter.++

         20.2              Compensation Committee Charter.++

         20.3              Governance and Nominating Committee Charter.++

         20.4              Corporate Governance Principles.++

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