Form 10QSB
period 2005-09-30
KINGTHOMASON GROUP INC
filed 2005-11-14
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

As of November 8, 2005, there were 20,171,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          13

Item 3.  Controls and Procedures                                            15

PART II - OTHER INFORMATION                                                 15

Item 1.  Legal Proceedings                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                                            Page


Consolidated Balance Sheet September 30, 2005 (Unaudited)                   4
Consolidated Statements of Operations (Unaudited) for the Nine Month and
    Three Month Periods Ended September 30, 2005 and 2004                   5
Consolidated Statements of Cash Flows for the Nine Month Periods
    Ended September 30, 2005 and 2004 (Unaudited)                           6
Notes to Unaudited Consolidated Financial Statements                        7

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------


CURRENT ASSETS:
   Cash & cash equivalent                                           $     3,366
   Prepaid rent expenses                                                  1,800
                                                                    -----------
                                                                          5,166

PROPERTY AND EQUIPMENT, NET                                               5,777
                                                                    -----------
                                                                    $    10,943
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   138,452
   Accrued interest                                                     159,121
   Note payable - officers                                                9,590
   Note payable - related parties                                        88,000
   Note payable- others                                                  54,180
   Convertible notes payable                                            210,000
                                                                    -----------

             Total current liabilities                                  659,342

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value;
     10,000,000 shares authorized; none issued                             --
   Common stock, $0.001 par value; 40,000,000 shares authorized;
   20,171,636 shares issued and outstanding                              20,172
   Additional paid in capital                                         1,599,362
   Less: Unamortized prepaid expenses                                  (193,228)
   Accumulated deficit                                               (2,074,705)
                                                                    -----------
             Total stockholders' deficit                               (648,399)

                                                                    -----------
                                                                    $    10,943
                                                                    ===========






The accompanying notes are an integral part of these consolidated financial statements.


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 & 2004
                                   (UNAUDITED)

                                                  Three month period ended        Nine month period ended
                                                        September 30,                   September 30,
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Revenues
Security & other commission                     $     14,551    $      7,443    $     47,147    $     23,390
Commission income                                        166             450             993             763
Consulting income                                       --              --              --            60,000
                                                ------------    ------------    ------------    ------------
         Net revenues                                 14,718           7,893          48,139          84,153

Operating Expenses
Consulting Expense                                    36,250         225,063         115,573         737,119
General & Administrative Expense                      41,998          73,181         142,530         189,321
                                                ------------    ------------    ------------    ------------
         Total operating expenses                     78,248         298,244         258,103         926,440

                                                ------------    ------------    ------------    ------------
        Loss from operations                         (63,530)       (290,351)       (209,964)       (842,287)

Non-operating Income (Expense):
Interest expense                                      (9,691)        (13,805)        (40,298)        (38,992)
Gain on extinguishment of debt                          --           825,002            --           825,002
Loss on settlement of debt                              --              --              --            (3,000)
Miscellaneous                                           --             1,281            --             1,398
                                                ------------    ------------    ------------    ------------
         Total non-operating income (expense)         (9,691)        812,478         (40,298)        784,408

                                                ------------    ------------    ------------    ------------
        Income (loss) before income taxes            (73,221)        522,127        (250,262)        (57,879)

Provision for income taxes                               800            --             4,000           4,000
                                                ------------    ------------    ------------    ------------
        Net Income (net loss)                   $    (74,021)   $    522,127    $   (254,262)   $    (61,879)
                                                ============    ============    ============    ============

Basic net income (net loss) per share           $      (0.00)   $       0.03    $      (0.01)   $      (0.00)
                                                ============    ============    ============    ============

Basic weighted average shares outstanding*        20,948,324      18,777,234      20,879,811      17,974,376
                                                ============    ============    ============    ============

Diluted net income (net loss) per share         $      (0.00)   $       0.02    $      (0.01)   $      (0.00)
                                                ============    ============    ============    ============

Diluted weighted average shares outstanding*      20,948,324      21,397,158      20,879,811      17,974,376
                                                ============    ============    ============    ============

*Weighted average number of shares used to compute basic and diluted net income (net loss) per share for the three month periods ended September 30, 2005 and 2004, and nine month period ended September 30, 2005 are the same since the effect of dilutive securities is anti-dilutive.






The accompanying notes are an integral part of these consolidated financial statements.


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 & 2004
                                   (UNAUDITED)

                                                               2005           2004
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $  (254,262)   $   (61,879)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                            120,817        158,767
      Loss on settlement of debt                                  --            3,000
      Gain on extinguishment of debt                              --         (825,002)
      Shares issued for services & legal fees                     --          247,924
      (Increase) / decrease in current assets:
          Commission receivable                                   --           (1,044)
          Prepaid expenses                                       2,175         (3,975)
      Increase in current liabilities:
          Accrued expenses                                      41,015        362,817
                                                           -----------    -----------
   Net cash used in operating activities                       (90,254)      (119,392)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of loans                                          (3,000)       (21,090)
      Proceeds from loans                                         --           21,090
      Proceeds from issuance of common stock                    60,749        130,600
      Cash received for shares to be issued                       --           54,000
                                                           -----------    -----------
   Net cash provided by financing activities                    57,749        184,600
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             (32,505)        65,208

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                      35,871          2,822
                                                           -----------    -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                    $     3,366    $    68,030
                                                           -----------    -----------



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

Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the nine month periods ended September 30, 2005 and 2004 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTIM & KTCC (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of following on September 30, 2005:

       Furniture, fixture and Equipment       $   64,640
       Less: Accumulated depreciation             58,863
                                              ----------
                                              $    5,777
                                              ==========

4. NOTE PAYABLE - OTHERS

The Company has a note payable to a vendor amounting to $54,180 as of September 30, 2005. The note was due at December 15, 2004 and has not been paid as of September 30, 2005. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for the three month and six month periods ended September 30, 2005 and 2004 was $785 and $2,355, respectively.

5. NOTES PAYABLE - OFFICERS

The notes payable amounting $9,590 are due on demand, unsecured and bears an interest rate ranging from 3% to 6% per year. The interest expense accrued on these notes was $144 and $454 for the three month and nine month periods ended September 30, 2005. The interest expense accrued on these notes was $144 and $500 for the three month and nine month periods ended September 30, 2004.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



6. NOTES PAYABLE - RELATED PARTIES

The Company has notes payable to two shareholders amounting $88,000 as of September 30, 2005. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $2,200 and $6,600 for the three month and nine month periods ended September 30, 2005 and 2004.

7. CONVERTIBLE DEBENTURE

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the "Debentures"), on July 18, 2002. The Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term. And on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the three month and nine month periods ended September 30, 2005 amounted to $6,563 and $19,689.

Attached to the Debentures, the Company granted non-transferable warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes.

8. STOCKHOLDERS' EQUITY

On May 17, 2005, the Company issued 37,500 shares of common stock to an officer in lieu of interest accrued on a note payable of $3,000. The shares were valued at $7,500 based on the market price of $0.20 per share at the date of issuance. Interest expense of $7,500 was booked accordingly.

On July 7, 2005, the Company issued 25,000 shares of common stock to a consulting company in lieu of consulting service provided from January 1, 2005 to June 30, 2005. The shares were valued at $7,250 based on the average market price of $0.29 per share during the period when the service was provided.

On August 16, 2005, the Company issued 60,000 shares of common stock to a consulting company according to a Forbearance Agreement. The consulting company provided service to the Company in 2002. Disputes arose between the two parties with respect to the exchange for consideration. Per the Forbearance Agreement, the consulting company will dismiss and forbear from re-filing for a period of six months from and including the date of execution of the Forbearance Agreement. The shares were valued at $6,000 based on the market price of $0.10 per share at the date of issuance.

During the nine month period ended September 30, 2005, the Company issued 50,294 shares of common stock for cash for $40,000 in relation to the stock purchase agreement with Fusion Capital LLC. On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares in October 14, 2004. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $120,000 through September 30, 2005.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through
September 30, 2005, the Compzany has amortized prepaid services amounting $184,315.

9. UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on September 30, 2005:

       Prepaid Consulting Expenses (Note 8)          $      185
       Prepaid Commitment Expenses (Note 8)             193,043
                                                     ----------
                                                     $  193,228
                                                     ==========

10. COMMITMENTS

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Gain on extinguishment of debt" amounting to $825,002. The amended agreement also provides for payment of $30,000 payable by August 25, 2004 followed by payments equal to $5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of September 30, 2005, accrued consulting fees for this consultant amounts to $40,000.

On July 24, 2003, the Company entered into a service agreement with a consultant in connection with an equity placement of its common or preferred stock. The Company issued 175,000 shares of common stock as a retainer and will issue 25,000 shares for each $100,000 of portion thereof, funded. These 175,000 issued shares will not be sold for six months or until the stock price reaches a closing price of $.50 or greater for three consecutive trading days. Relating to advisory services for a merger or acquisition transaction, the Company will pay cash equal to 2% of the cash consideration paid or received and its common stock equal to 2% of the non-cash consideration paid or received in the transaction.

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase Agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide will convey, assign and transfer all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits to the company. The Company issued the Company's common stock for 809,242 shares to the Agent - Millennium Capital Quest Corp. In the Agreement, the parties agree that the common stock will be redeemable by the Company for an aggregate amount of One Dollar ($1.00) provided that certain conditions would be met. On September 23, 2005 the Company exercised its right to purchase all of the 809,242 shares back for an aggregate amount of $1.00. The certificate has been returned and will be cancelled.

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $120,000 through September 30, 2005.

11. EARNINGS (LOSS) PER SHARE

Net Income (net loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net income (net loss) per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share for the nine month period ended September 30, 2005 and 2004, and three month period ended September 30, 2005 are the same since the effect of dilutive securities is anti-dilutive. Weighted average number of shares used to compute basic and diluted loss per share for the three month period ended September 30, 2004 is different because the effect is dilutive.


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

The Company paid $1,600 for income tax and $120 for interest during the nine month period ended September 30, 2005 and $1,347 for both income tax and $106 for interest during the nine month period ended September 30, 2004.

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

13. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,074,705 as of September 30, 2005. The Company's total

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



liabilities exceed its total assets by $648,399. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

         Results of Operations - Third Quarter of 2005 Compared to Third Quarter of 2004
--------------------------------------------------------------------------------

         KingThomason's  revenues for Q3 2005 were greater than those of Q3 2004
- $14,718 in Q3 2005 compared to $7,893 in Q3 2004. The principal reason for the increase was a rise in commission income from new business written relative to the period of the previous year.

         Operating expenses decreased 74 percent during Q3 2005 as compared with Q3 2004. Operating expenses decreased by $219,996 from $298,244 in Q3 2004 to $78,248 in Q3 2005.

         KingThomason had a net loss of $63,530 for Q3 2005, down from a net loss of $290,351 for Q3 2004, a $226,821 or a 78 percent decrease. We covered the loss with the issuance of $60,751 worth of stock for services provided, and $120,817 of the loss represents depreciation and amortization.

         Interim Results of Operations - First Three Quarters of FY 2005 Compared to First Three Quarters of FY 2004
--------------------------------------------------------------------------------

         Our revenues of $48,139 for the first three quarters of FY 2005 were 43 percent less than those of $84,153 in the first three quarters of FY 2004. The principal reason for the decrease was that the increase in commission income did not offset the end of a consulting agreement that the Consulting Division had in 2004.

         Against this 43 percent decrease in revenues, we experienced a $668,337 or 72 percent decrease in operating expenses during this nine-month period as compared to the first nine months in FY 2004 - $258,103 in the first nine months of FY 2005 compared with $926,440 in the same period in FY 2004. The reason for this decrease in operating expenses was lower costs associated with operations and a decrease in expenses for performance under the consulting agreement.

         Our net loss of $254,262 during the first three quarters of FY 2005 represents a 310 percent increase in net loss from a $61,879 loss in the first three quarters of FY 2004. The reason for this was the Company has been increasing its expenses to push its growth in striving to obtain profitability.

         Liquidity and Capital Resources
         -------------------------------

         The Company's cash balance was $3,366 at September 30, 2005 as compared to $68,030 on September 30, 2004. Net cash used in operating activities was $90,254 as compared to net cash used in operating activities of $119,392 in the corresponding period last year. Net cash provided by financing activities amounted to $57,749 as compared to $184,600 provided in the corresponding period last year. Net decrease in cash and cash equivalents for the nine-month period ended September 30, 2005 was $32,505 as compared to a net increase of $65,208 in the corresponding period last year.

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

         If the transaction closes as expected before the end of the fourth quarter Cisco will become a division of KingThomason Group and we will then be consolidating 51% of Cisco's sales and 51% of its net income into KingThomason's reported results for the fourth quarter of 2005 and the full year 2006 and beyond.

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

Item 3.           Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         A summons was served on the company on August 5, 2005 in an action styled The Mauriss Company, Plaintiff, v. KingThomason Credit Card Services, Inc.; The KingThomason Group, Inc.; and Does 1 through 50, inclusive, Defendants, Case No. 05CC06681, filed in the Superior Court (Unlimited) of the State of California, County of Orange, Central Justice Center. This is a complaint by a former consultant for breach of contract, open book account, account stated and services rendered. Plaintiff seeks damages against the defendants for the sum of $1,375,000, prejudgment interest, and costs of suit, including attorney's fees. The company has engaged legal counsel to actively defend this action. The Company believes that the action filed against KingThomason Group, Inc. has no merit and it has filed a Motion to Quash the action.

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

Date:  November 8, 2005                             The KingThomason Group, Inc.



                                                    By /s/ Thomas E. King III
                                                      --------------------------
                                                      T.E. King III, President