Form 10KSB
period 2005-12-31
KINGTHOMASON GROUP INC
filed 2006-04-17
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

                             309 Avenue H, Suite #C
                             Redondo Beach, CA 90277
                                  877-540-5484
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $57,916

State the aggregate market value of the 7,903,647 voting and non-voting common equity held by non-affiliates computed by reference to the $0.03 average bid and asked price of such common equity, as of March 21, 2006: $237,109.

As of March 21, 2006, there were 19,671,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS


                                                                            Page

Item 1   Description of Business...............................................1
         Business Development..................................................1
         Our Business..........................................................1
         Revenue by Sectors....................................................4
         Competition...........................................................4
         Distribution Methods..................................................4
         Dependence on Major Customers or Suppliers............................4
         Patents, Trademarks and Licenses......................................4
         Government Approval of Principal Products or Services.................5
         Government Regulations................................................5
         Research and Development..............................................5
         Environmental Laws and Controls ......................................5
         Employees.............................................................5
         Seasonality...........................................................5

Item 2   Description of Property...............................................5

Item 3   Legal Proceedings.....................................................5

Item 4   Submission of Matters to a Vote of Security Holders...................6

Item 5   Market for Common Equity and Related Stockholder Matters..............6

Item 6   Management's Discussion and Analysis .................................7
         Results of operations.................................................7
         Balance sheet items...................................................8
         Outlook...............................................................8
         Liquidity and Capital Resources.......................................8
         Off-Balance Sheet Arrangements........................................8
         Contractual obligations...............................................8

Item 7   Financial Statements..................................................8

Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................24

Item 8A  Controls and Procedures..............................................24

Item 8B  Other Information....................................................24

Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act .................24
         Directors, Executive Officers and Significant Employees..............24
         Audit Committee and Audit Committee Financial Expert.................26
         Code of Ethics.......................................................27
         Compliance with Section 16(a) of the Exchange Act....................27

Item 10  Executive Compensation...............................................27
         Employment Contracts.................................................27
         Stock Options........................................................27

Item 11  Security Ownership of Certain Beneficial Owners
           and Management.....................................................28

Item 12  Certain Relationships and Related Transactions.......................29

Item 13  Exhibits.............................................................30

Item 14  Principal Accountant Fees and Services...............................31

Signatures....................................................................32

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development.
---------------------

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

Our Business.
-------------

     Presently we have two wholly owned and operating subsidiaries, KingThomason Credit Card Services, Inc. (KTCC) and KingThomason, Inc. (KTI) -

     o KTCC's business plan is to offer a proprietary patient-pay medical accounts receivable recovery program, TotalCare, based on a credit card, that enables physicians and hospitals to recover that portion of a medical provider's bill not covered by insurance and that is the responsibility of the patient, and
     o KTI markets healthcare insurance products, on a wholesale basis, to retail insurance brokerage firms that offer the products to the underinsured and uninsured, and
     o A sub-division of KTI that provides a broad range of consulting services to insurance companies by way of a marketing and sales development agreement with Intelli-Services.

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

     The TotalCare Program offers a solution that is designed to recover a significantly higher percentage of past due patient-pay accounts receivable, and in less time, than the traditional collection process. Furthermore, there is no cost to the physician and the process can be expected to help repatriate the patient's relationship with their physician. To date we have realized no revenues from this segment of our business due to a previous lack of funding.

     Marketing

     We have a growing number of agreements in place to market the medical accounts receivable program including:

     o An April 1, 2002 agreement with Cal-Centurion Management Insurance Services, Inc. ("Cal-Centurion"). Cal-Centurion represents specific healthcare providers in the Los Angeles and Ventura County Medical Foundations throughout Southern California whose high priority is to address the issue of past due accounts receivable that keep expanding. For its efforts, Cal-Centurion will receive a commission on the revenues received by us derived from Cal-Centurion clients enrolled in our credit card program.

     o A March 6, 2004 agreement with Medical Capital Corporation. Medical Capital Corporation is a company that represents specific health care providers and institutions in the United States and is especially focused on the issue of past due accounts receivable. Pursuant to our March 6, 2004 agreement, Medical Capital Corporation will promote our credit card program with its clients. We will pay a commission to it based on the revenues we receive from Medical Capital Corporation's clients for the recovery of past due accounts receivable.

     o An August 22, 2003 agreement with PracticeXpert. PracticeXpert is in the business of managing healthcare practices and improving their operational billing procedures and efficiencies. Pursuant to the August 22nd agreement PracticeXpert is commencing the integration of our TotalCare Medical Accounts Receivable Credit Card Program into their product offerings to help their clients recapture a greater percentage of their private-pay medical receivables.

     o An April 1, 2002 agreement with The Independent Physicians Association of America (TIPAAA). TIPAAA is the leading trade association serving Independent Physician Associations (IPAs). They are in 39 states and represent more than 300,000 physicians affiliated with IPAs. TIPAAA's mission is to provide services that assist IPAs in improving their overall operations and to become more cost efficient in the managed care environment. TIPAAA intends to integrate the TotalCare program into the basket of services they offer to their members

     2.   Healthcare Product Offerings

     We operate as a Master General Insurance Agency or MGA as it is better known in the insurance industry. As an MGA we market, on what can be described as a wholesale basis, our insurance products to retail insurance agencies whose insurance brokers, in turn, offer the insurance products for sale to the general public. At this time there are approximately 20 brokers selling our insurance products. The two healthcare products currently being sold generate revenue to us in the form of a commission that is paid monthly for each policy that is active that month.

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

     American Select Insurance Management Corporation ("American Select") manages medical insurance programs for insurers. Our December 1, 2001 agreement with American Select provides that we are the exclusive marketing agent of American Select's limited medical plans in states where we are licensed to sell our two limited medical plans.

     We are responsible for recruiting all agents that will sell the limited medical plan and for providing all marketing materials. We receive fees and commissions attributable to our recruitment of agents for American Select and their sales of the insurance products.

     The term of our agreement with American Select depends on the attainment of stated production goals. It can be canceled if either party's license to solicit insurance business expires or is terminated. The American Select Plans now being offered are the SpectraOne and HealthNext Plans.

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

Revenue by Sectors.
-------------------
Revenues from our subsidiaries during 2003, 2004 and 2005 are as follows:

                                             2003         2004         2005
                                           --------     --------     -------

     KingThomason, Inc.                     $19,080      $73,231     $57,301
     KingThomason Financial Services           $670         $710        $614
     KingThomason Credit Card Services           $0           $0          $0

Competition.
------------

     Our Medical Accounts Receivable Credit Card Program was created by us and - to our knowledge - is unique and has no direct competition. Our HealthNext Basics Major Medical Plan is targeted to an underserved market of uninsured or underinsured people and competes with numerous other companies offering major medical insurance coverage.

Distribution Methods.
---------------------

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

Dependence on Major Customers or Suppliers.
-------------------------------------------

     We are not dependent on one or a few customers.

Patents, Trademarks and Licenses.
---------------------------------

     We have a Trademark pending for the name SpectraOne, the name of our Basic Major Medical Plan and a Copyright Use Mark for TotalCare and TotalRecovery, our Medical Credit Card Program. We do not license any of the products we sell that are owned by other companies.

Government Approval of Principal Products or Services.
------------------------------------------------------

     Because other companies provide the actual insurance that we incorporate into the products we sell, we are only required to be approved as an Agent in Good Standing by the insurance commissions where we sell these products. This approval process is taken care of by insurance companies, not their agents.

Government Regulations.
-----------------------

     The annuities we offer are underwritten by other companies. Any annuities or other estate planning products we offer must comply with certain provisions of the Internal Revenue Code or regulations thereunder if they are to qualify for tax-exempt treatment.

Research and Development.
-------------------------

         We have spent approximately $1,500,000 over the last four years in development and implementation activities of our products and services. We have worked to establish our agreements for the sale of the TotalCare medical accounts receivable program and the distribution of the wholesale insurance products. None of this has been borne by our customers.

Environmental Laws and Controls.
--------------------------------

     We have no direct costs with regard to complying with environmental laws and regulations.

Employees.
----------

     At present we have only two full-time company officers. Thomas King is the President and CEO of KingThomason Group, Inc. and runs its day-to-day operations. Hume Thomason is the President of the Healthcare products division and he manages its day-to-day operations. Additionally, there are approximately 20 insurance agents appointed to sell our healthcare products

Seasonality.
------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the stockholders of our company during 2005 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     KingThomason's Common Stock presently trades on the OTC Bulletin Board under the symbol KGTH, having been added to the OTC Bulletin Board on March 11, 2002. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2004 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High             Low
         2004:
                  1st Qtr           $0.13            $0.10
                  2nd Qtr           $0.37            $0.13
                  3rd Qtr           $0.36            $0.27
                  4th Qtr           $0.48            $0.26
         2005:
                  1st Qtr           $0.44            $0.25
                  2nd Qtr           $0.30            $0.08
                  3rd Qtr           $0.15            $0.03
                  4th Qtr           $0.08            $0.03

     Holders.
     --------

     There are approximately 558 holders of record of our company's common stock.

     Dividends.
     ----------

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

     Securities Authorized for Issuance Under Equity Compensation Plans.
     -------------------------------------------------------------------

     We have no compensation plans under which equity securities are authorized for issuance.


     Recent Sales of Unregistered Securities.
     ----------------------------------------

     During 2005, we issued the following shares of common stock to the following persons in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:

----------- ---------------- --------- ---------------- ---------------------------------------
                             No. of    Value of
Date        Person           Shares    Consideration    Nature of Consideration
----------- ---------------- --------- ---------------- ---------------------------------------

----------- ---------------- --------- ---------------- ---------------------------------------
05-17-05    T.E. King III    37,500    $7,500           Waiver of interest owed on note payable
----------- ---------------- --------- ---------------- ---------------------------------------
07-07-05    Guy Gilson       25,000    $7,250           Consulting services
----------- ---------------- --------- ---------------- ---------------------------------------
08-16-05    iCapital         60,000    $6,000           Forbearance of filing lawsuit
----------- ---------------- --------- ---------------- ---------------------------------------

----------- ---------------- --------- ---------------- ---------------------------------------

     All of the above purchasers were accredited investors, had a pre-existing relationship with the company and had an opportunity to ask questions of our management and to inspect documents reasonably available.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years December 31, 2004 and December 31, 2005:

                                               Fiscal Year Ended
                                               -----------------
                                        12-31-2004            12-31-2005
                                        ----------            ----------

     Sales                                    100%                  100%

     Operating expenses                   (1,483)%                (488)%
     Income (loss) from operations        (1,383)%                (389)%

     Non-operating income (expense)       (1,063)%                  379%

     Net income (loss) after taxes          (326)%              (1,440)%

     Results of  Operations  - Year  ending  12/31/05  Compared  to Year  ending
     ---------------------------------------------------------------------------
12/31/04
--------

     KingThomason's revenue was $57,916 for the year ended December 31, 2005, a decrease of $16,025 or 22%, compared to the revenue of $73,941 for the year ended December 31, 2004. The reason for the decrease in revenue was a decrease in the insurance services business.

     Operating expenses decreased during the year ended December 31, 2005 as compared with the year ended December 31, 2004. Operating expenses decreased by $813,567 or 74% from $1,096,638 in 2004 to $283,071 in 2005.


     Balance sheet items
     -------------------

     Current assets of $4,790 on December 31, 2005, compares unfavorably with current liabilities of $1,122,392 at that time, an unfavorable current ratio of 0.004.

     Outlook
     -------

     The Company is in the process of restructuring its debt and seeking new business opportunities that will provide the ability to leverage its assets.

     Liquidity and Capital Resources
     -------------------------------

     We are not  liquid  with  $4,790  cash on hand  at  fiscal  2005  year-end.
However, we had $68,081 in negative operating cash flow during 2005. The $9,585 in current liabilities owed to officers is attributable to two promissory notes, the principal amounts of which are as follows:

------------------------ ------------------------------ ------------------ --------------- ---------------
Lender                   Relationship to KingThomason   Principal Amount   Interest Rate   Maturity Date
------------------------ ------------------------------ ------------------ --------------- ---------------

------------------------ ------------------------------ ------------------ --------------- ---------------
T.E. King III            President and Director         $  6,047             6%            05-31-04
------------------------ ------------------------------ ------------------ --------------- ---------------
Hume A. "Tom" Thomason   Secretary and Director         $  3,543             6%            05-31-04
------------------------ ------------------------------ ------------------ --------------- ---------------

It is believed that none of the above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2006.

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

     o    an obligation under a guarantee contract,
     o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
     o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
     o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.


Contractual obligations

     The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

---------------------------- -----------------------------------------------------------------
                                                    Payments Due-by Period
---------------------------- -----------------------------------------------------------------
        Contractual                      Less Than                                 More Than
        Obligations            Total      1 Year       1-3 Years     3-5 Years      5 Years
---------------------------- --------- ------------- ------------- ------------- -------------
Long-Term Debt Obligations
                                $0
---------------------------- --------- ------------- ------------- ------------- -------------
Capital Lease Obligations
                                $0
---------------------------- --------- ------------- ------------- ------------- -------------
Operating Lease Obligations
                                $0
---------------------------- --------- ------------- ------------- ------------- -------------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                            $0
---------------------------- --------- ------------- ------------- ------------- -------------

---------------------------- --------- ------------- ------------- ------------- -------------
Total                           $0
---------------------------- --------- ------------- ------------- ------------- -------------

     KingThomason's future results of operations and the other forward-looking statements contained in this report, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; unexpected costs in establishing branch offices; the emergence of competition not now detected; and a general economic turndown.

ITEM 7. FINANCIAL STATEMENTS.

                                                                            Page
                                                                            ----

KingThomason  Group, Inc. and Subsidiaries:
Consolidated Balance Sheet (Unaudited) December 31, 2005......................10
Consolidated Statements of Operations (Unaudited) for the Years Ended
  December 31, 2005 and 2004..................................................11
Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) for
   the Years Ended December  31, 2005 and 2004................................12
Consolidated Statements of Cash Flows (Unaudited) for the Years
  Ended December 31, 2005 and 2004............................................13
Notes to Consolidated Financial Statements....................................14

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash & cash equivalent                                          $     4,790

PROPERTY AND EQUIPMENT, NET                                               4,724
                                                                    -----------
                                                                    $     9,514
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $   127,014
    Due to consultant                                                   825,002
    Accrued interest                                                     57,607
    Note payable - officers                                               9,590
    Note payable - related parties                                       49,000
    Note payable- others                                                 54,180
                                                                    -----------
             Total current liabilities                                1,122,392

STOCKHOLDERS' DEFICIT
    Preferred stock, $100 par value;
      10,000,000 shares authorized; 3,647 issued and outstanding        364,700
    Common stock, $0.001 par value;100,000,000 shares authorized;
      19,671,636 shares issued and outstanding                           19,672
    Additional paid in capital                                        1,325,972
    Less: Unamortized prepaid expenses                                 (168,828)
    Accumulated deficit                                              (2,654,394)
                                                                    -----------
             Total stockholders' deficit                             (1,112,878)
                                                                    -----------
                                                                    $     9,514
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004
                                   (Unaudited)
                                                               2005            2004
                                                           ------------    ------------
Revenues
Commission income                                          $     57,916    $     33,941
Consulting income                                                  --            40,000
                                                           ------------    ------------
           Net revenues                                          57,916          73,941

Operating Expenses
Consulting Expense                                              123,669         696,369
Impairment of investment                                           --            80,924
General & Administrative Expense                                159,402         319,345
                                                           ------------    ------------
           Total operating expenses                             283,071       1,096,638
                                                           ------------    ------------
Loss from operations                                           (225,156)     (1,022,697)

Non-operating income (expense):
           Interest expense                                     (76,124)        (38,961)
           Gain (loss) on settlement of debt                    295,530          (3,000)
           Miscellaneous                                           --             2,739
                                                           ------------    ------------
                  Total non-operating income (expense)          219,406         (39,223)

                                                           ------------    ------------
Income (loss) before income taxes                                (5,749)     (1,061,920)

Provision for income taxes                                        3,200           4,000
                                                           ------------    ------------
Net loss before extraordinary item                               (8,949)     (1,065,920)
                                                           ------------    ------------

Extraordinary item - Gain (loss) on settlement of debt         (825,002)        825,002
                                                           ------------    ------------
Net loss                                                   $   (833,951)   $   (240,918)
                                                           ============    ============

Basic & diluted loss per share before extraordinary item   $      (0.00)   $      (0.05)
                                                           ============    ============

Extraordinary item per share                               $      (0.02)   $       0.04
                                                           ============    ============

Basic & diluted net loss per share                         $      (0.00)   $      (0.01)
                                                           ============    ============

Basic & diluted weighted average shares outstanding *        39,166,405      18,557,330
                                                           ============    ============


*Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2005 & 2004 are the same since the effect of dilutive securities are anti-dilutive.



The accompanying notes are an integral part of these consolidated financial statements.


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004
                                   (Unaudited)

                                                         Common stock               Preferred stock
                                                  --------------------------    -------------------------    Additional
                                                   Number of                      Number of                   paid in
                                                    shares         Amount          shares       Amount        capital
                                                  -----------    -----------    -----------   -----------   -----------
Balance as of January 1, 2004                      16,184,829    $    16,185           --     $      --     $   638,532

Shares issued for cash                                960,000            960           --            --         154,640

Shares issued for consulting and lega1 services     1,650,000          1,650           --            --         352,850

Shares issued to acquire media rights                 809,242            809           --            --          80,115

Shares issued for commitment                        1,204,013          1,204           --            --         311,839

Write off of subscription receivable                     --             --             --            --            --

Net loss for the year                                    --             --             --            --            --
                                                  -----------    -----------    -----------   -----------   -----------
Balance as of December 31, 2004                    20,808,084         20,808           --            --       1,537,976

Shares issued for cash                                 50,294             50           --            --          39,950

Shares issued for consulting and legal services        62,500             63           --            --          14,688

Shares issued for forbearance agreement                60,000             60           --            --           5,940

Shares canceled                                    (1,309,242)        (1,309)          --            --           1,309

Preferred stock issued for settlement of debt            --             --            3,647       364,700      (273,890)

Amortization of prepaid expenses                         --             --             --            --            --

Net loss for the year                                    --             --             --            --            --
                                                  -----------    -----------    -----------   -----------   -----------
Balance as of December 31, 2005                    19,671,636    $    19,672          3,647   $   364,700   $ 1,325,972
                                                  ===========    ===========    ===========   ===========   ===========

                                                                  Unamortized                     Total
                                                  Subscription     prepaid       Accumulated   stockholders'
                                                   receivable      expenses        deficit       deficit
                                                   -----------    -----------    -----------    -----------
Balance as of January 1, 2004                      $   (93,000)   $      --      $(1,579,525)   $(1,017,808)

Shares issued for cash                                  33,000           --             --          188,600

Shares issued for consulting and lega1 services           --          (22,508)          --          331,992

Shares issued to acquire media rights                     --             --             --           80,924

Shares issued for commitment                              --         (286,956)          --           26,087

Write off of subscription receivable                    60,000           --             --           60,000

Net loss for the year                                     --             --         (240,918)      (240,918)
                                                   -----------    -----------    -----------    -----------
Balance as of December 31, 2004                           --         (309,464)    (1,820,443)      (571,123)

Shares issued for cash                                    --             --             --           40,000

Shares issued for consulting and legal services           --             --             --           14,750

Shares issued for forbearance agreement                   --             --             --            6,000

Shares canceled                                           --             --             --             --

Preferred stock issued for settlement of debt             --             --             --           90,810

Amortization of prepaid expenses                          --          140,636           --          140,636

Net loss for the year                                     --             --         (833,951)      (833,951)
                                                   -----------    -----------    -----------    -----------
Balance as of December 31, 2005                    $      --      $  (168,828)   $(2,654,394)   $(1,112,878)
                                                   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004
                                   (Unaudited)

                                                                   2005         2004
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                $(833,951)   $(240,918)
        Adjustments to reconcile net loss to net cash used in
        operating activities:
              Depreciation                                          5,635        8,676
              Amortization of prepaid consulting expenses         140,636       23,087
              Bad debt expense                                       --         60,000
              (Gain) loss on settlement of debt                  (295,530)       3,000
              Impairment of investment                               --         80,924
              (Gain) loss on extinguishment of debt               825,002     (825,002)
              Shares issued for services & legal fees              20,751      331,992
              (Increase) / decrease in current assets:
                      Commission receivable                          --            420
                      Prepaid expenses                              3,975         (900)
              Increase in current liabilities:
                      Accounts Payable and Accrued expenses        65,402      403,171
                                                                ---------    ---------
        Net cash used in operating activities                     (68,081)    (155,550)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Payment of loans                                     (3,000)     (21,090)
              Proceeds from loans                                    --         21,090
              Proceeds from issuance of common stock               40,000      188,600
                                                                ---------    ---------
        Net cash provided by financing activities                  37,000      188,600
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                (31,081)      33,049

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         35,871        2,822
                                                                ---------    ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE                         $   4,790    $  35,871
                                                                ---------    ---------


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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the year ended December 31, 2005 and 2004 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTFI, KTCC & KTIM. (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The Company considers accounts receivable to be fully collectible.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $4,137 and $9,200 respectively.

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

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the year ended December 31, 2005 and 2004.

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
     3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



The Company believes that the adoption of these standards will have no material impact on its financial statements.

4.   PROPERTY AND EQUIPMENT

Property and equipment consisted of following on December 31, 2005:

                    Furniture, fixture and Equipment   $ 64,641
                    Less: Accumulated depreciation       59,917
                                                       --------
                                                       $  4,724
                                                       ========

5.   ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on December 31, 2005:

                    Accounts payable                   $ 50,129
                    Accrued expenses                     68,085
                    Accrued taxes                         8,800
                                                       --------
                                                       $127,014
                                                       ========

6.   NOTE PAYABLE - RELATED PARTIES

The company has a note payable to a related party amounting $49,000 as of December 31, 2005. The note payable is unsecured and bears an interest rate of 10% per year. Interest for this note for the years ending December 31, 2005 and 2004 were both $4,900.

7.   NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of December 31, 2005. The note was due last December 15, 2005 and has not been paid as of December 31, 2005. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for the years ending December 31, 2005 and 2004 were $3,140.

8.   NOTES PAYABLE - OFFICERS

The notes payable amounting $9,590 are due on demand, unsecured and bears an interest rate ranging of 6% per year. The interest expense accrued on these notes was $575 and $665 for the year ended December 31, 2005 and 2004, respectively.

9.   GAIN ON SETTLEMENT OF DEBT

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the year ended December 31, 2005 and 2004 amounted to $28,350 and $26,250 respectively.

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

The above mentioned $210,000 convertible debentures and accrued interest of $116, 240 were converted to 3,046 shares of preferred stock on December 31, 2005. Each share of preferred stock has par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. A gain of $250,395 for the conversion was recorded.

Note payable of $39,000 and related accrued interest of $21,100 was settled by issuing 601 shares of preferred stock on December 31, 2005. Each share of preferred stock has a par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. A gain of $45,135 for the settlement of debt was recorded.

10.  STOCKHOLDERS' DEFICIT

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

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide conveyed, assigned and transferred all right, title and interest without

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits, per the agreement, to the company. The company issued 809,242 shares of its common stock valued at $80,924 for the acquisition of the Media rights. According to the agreement, the common stock will be redeemable by the Company for an aggregate price of One Dollar ($1.00) provided that certain terms are not met. On May 23, 2005 the Company purchased back the 809,242 shares issued to Millennium Capital Quest by paying $1. The shares were retuned for non-performance and were officially cancelled on December 31, 2005.

On December 31, 2005 the Company cancelled 500,000 shares issued to a consultant for non performance. (Note 14).

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through December 31, 2005, the Company has amortized prepaid services amounting $7,089.

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The prepaid funding is being amortized over the terms of the agreement. The Company has amortized prepaid funding amounting to $151,304 through December 31, 2005.

11.  UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on December 31, 2005:

              Prepaid Consulting Expenses       $  7,089
              Prepaid Funding Expenses           161,739
                                                --------
                                                $168,828
                                                ========

12.  COMMITMENTS

On March 15, 2004, the company entered into a consulting agreement for six month period with Newport Capital Consultants, Inc. to provide financial management of the Company's business including but not limited to investor relations. The company issued 700,000 shares of its common stock. When issued, will be duly authorized, validly issued, fully paid and non-assessable, and shall be free from any liens, encumbrances of restrictions.

On March 22, 2004, the company entered into a consulting agreement for one year period with Venture Street Capital Partners, LLC (VS). To provides telephone consultation, strategic advisement and referral services. The Company issued the company's common stock for 150,000 shares by Rule 144. In addition, The Company shall pay to VS a nonrefundable retainer fee of Commission of ten percent (10%)

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



cash USD of all transactions of financing's from any referral made by VS. In regards to 144 securities the corporation will furnish a restriction lifting opinion letter from corporate counsel with the restriction to be lifted in 1 year.

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

13.  EARNING PER SHARE

Earnings per share for the year ended December 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

14.  EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT AND DUE TO CONSULTANT

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Extra ordinary item - Gain (loss) on extinguishment of debt" amounting to $825,002 for the year ended 2004. The amended agreement also provides for payment of $30,000 payable by August 25, 2004 followed by payments equal to $5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of December 31, 2004, accrued consulting fees for this consultant amounts to $15,000. The company stops paying the consultant from March 2005 and cancelled the 500,000 shares issued to the consultant. According to the debt restoration agreement, once the payment is past due, the debt that has been forgiven will be restored immediately. Accordingly, the Company has incurred "Extra ordinary item
- Gain (loss) on extinguishment of debt" amounting to $825,002 for the year ended 2005 and has recorded an amount due to consultant amounting $825,002.

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



The Company paid $0 for income tax and $137,240 for interest by issuing preferred stock during the year ended December 31, 2005 and $1,347 for income tax and $106 interest for the year ended December 31, 2004.

Cash from financing and operating activities exclude the effect of settlement of debt of $249,000 and accrued interest of $137,340 by issuance of Preferred stock.

16.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,654,394 as of December 31, 2005 including losses of $833,951 and $240,918 for the years ended December 31, 2005 and 2004. The Company's total liabilities exceed its total assets by $1,112,878. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8A. CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief
Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION

     There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2005 that was not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.
--------------------------------------------------------

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

            The KingThomason Group, Inc. (the Nevada holding company)

--------------------------------------- --------------------------------- ------------------ ----------------
                                                                             Office Held         Term of
                Person                               Office                     Since            Office
--------------------------------------- --------------------------------- ------------------ ----------------
T.E. King III, 37                       President,                              7-00              12-06
                                        Chief Financial Officer and             7-00              12-06
                                        Director                                7-00              12-06
--------------------------------------- --------------------------------- ------------------ ----------------
Hume A. "Tom" Thomason, 63              Secretary and                           7-00              12-06
                                        Director                                7-00              12-06
--------------------------------------- --------------------------------- ------------------ ----------------
William T. Walker, Jr., 68              Director                                4-02              12-06
--------------------------------------- --------------------------------- ------------------ ----------------



                         KingThomason, Inc. (California)

--------------------------------------- -------------------------------- ------------------- ----------------
                                                                            Office Held          Term of
                Person                              Office                     Since             Office
--------------------------------------- -------------------------------- ------------------- ----------------
T.E. King III, 37                       Chief Financial Officer,                9-98              12-06
                                        Secretary and                           9-98              12-06
                                        Director                                9-98              12-06
                                                                                9-98              12-06
--------------------------------------- -------------------------------- ------------------- ----------------
Hume A. "Tom" Thomason, 63              President, Director                     9-98              12-06
--------------------------------------- -------------------------------- ------------------- ----------------


                      KingThomason Financial Services, Inc.

--------------------------------------- -------------------------------- ------------------- ----------------
                                                                            Office Held          Term of
                Person                              Office                     Since             Office
--------------------------------------- -------------------------------- ------------------- ----------------
Hume A. "Tom" Thomason, 63              Director                                4-99              12-06
--------------------------------------- -------------------------------- ------------------- ----------------
T.E. King III, 37                       Chief Financial Officer,                4-99              12-06
                                        Secretary and                           4-99              12-06
                                        Director                                4-99              12-06
--------------------------------------- -------------------------------- ------------------- ----------------


                    KingThomason Credit Cards Services, Inc.

--------------------------------------- -------------------------------- ------------------- ----------------
                                                                            Office Held          Term of
                Person                              Office                     Since             Office
--------------------------------------- -------------------------------- ------------------- ----------------
Hume A. "Tom" Thomason, 63              Director                                1-00              12-06
--------------------------------------- -------------------------------- ------------------- ----------------
T.E. King III, 37                       President,                              1-00              12-06
                                        Chief Financial Officer,                1-00              12-06
                                        Secretary and                           1-00              12-06
                                        Director                                1-00              12-06
--------------------------------------- -------------------------------- ------------------- ----------------


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

     Hume A. (Tom) Thomason. Mr. Thomason received a bachelor-of-science degree in 1965 from Arizona State University. He subsequently pursued graduate studies at the University of Southern California and attended extension courses at LaSalle University and management courses at Harvard College. From 1977 until 1981 he was a vice president of new business development of Angelo, Hawkins & Thomason of Sacramento, California, a property, casualty and life insurance agency. From 1981 until 1983 he was vice president of marketing of Thomas Underly Development Company of Sacramento, California, a commercial real estate development company. From 1984 until 1986 he was an independent insurance agent in Orange County, California, and sold commercial property and casualty, benefits, pension and life insurance products to commercial accounts he developed. From 1987 until 1991 he sold the same type of insurance products to new corporate clients for Sedgwick James and RBH Insurance Brokers of Los Angeles, California. From 1991 until 1994 he was again an independent insurance agent selling the same types of insurance products out of his offices in Los Angeles, California. From 1994 until 1997 he was the vice president of marketing and sales of America China Enterprises, Inc. of San Ramon, California, a company that sells a portfolio of insurance products and financial services in California and in foreign markets. In 1998 he co-founded KingThomason, Inc. and has served as a director and its corporate secretary since its inception. Mr. Thomason devotes 100 percent of his time to the business of KingThomason.

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


Code of Ethics

     We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to Form 8-K Current Report for 10-14-02 (Exhibit 14 incorporated herein by reference).

Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

     Our  securities  are  not  registered  with  the  Securities  and  Exchange
Commission under Section 12(b) or 12(g) of the Exchange Act. Accordingly, our officers, directors and beneficial owners of 10 percent or more of any class of stock are not subject to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

     The directors of KingThomason Group and its subsidiaries receive no compensation for their services as directors. The officers of KingThomason Group and its subsidiaries received from it an aggregate of $32,000 of compensation in the last fiscal year for their services in all capacities.

     Mr. King, our president, received a salary in 2005 of $16,000.

     The following sets forth the remuneration received in the last three fiscal years by Mr. King, the president of KingThomason, in all capacities. No officer or employee has received total remuneration of $100,000 or more in any of such years.

                                              Awards
                                    ------------------------
        Annual Compensation                       Securities
----------------------------------                ----------
                                                  Underlying         Payout
                                                  ----------  ---------------------
                      Other Annual  Restricted    Options/    LTIP     All Other
                      ------------  ----------    -------     ----     ---------
Year  Salary   Bonus  Compensation  Stock Awards  SARS(#)     Payouts  Compensation
----  ------   -----  ------------  ------------  -------     -------  ------------

2005  $16,000      0             0             0        0           0             0
2004  $19,750      0             0             0        0           0             0
2003  $ 5,500      0             0             0  200,000           0             0

     Employment Contracts.
     ---------------------

     We have no employment contracts.

     Stock Options.
     --------------

     We have a stock option plan, the major provisions of which Plan are as follows:

     Options granted under the plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. The option committee before fiscal year 2005 had granted 811,250 options to management employees exercisable over the next two to seven years.

         The following table shows each exercise of stock options during 2005 by the named executive officers and the fiscal year-end value of their unexercised options:

----------------------------------------------------------------------------------------------------------------------
                   Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
----------------------------------------------------------------------------------------------------------------------
                            Shares                  Number of Securities Underlying     Value of Unexercised In-the-
                           Acquired                   Unexercised Options/SARs at        Money Options/SARs at FY-
                              On        Value                 FY-End (#)                          End ($)
        Name of            Exercise    Realized
   Executive Officer         (#)          ($)          Exercisable/Unexercisable         Exercisable/Unexercisable
------------------------- ----------- ----------- ------------------------------------ -------------------------------
T.E. King III                 0           $0                   100,000/0                         $19,000/0
------------------------- ----------- ----------- ------------------------------------ -------------------------------
T.E. King III                 0           $0                   200,000/0                         $38,000/0
------------------------- ----------- ----------- ------------------------------------ -------------------------------
Hume A. Thomason              0           $0                   200,000/0                         $38,000/0
------------------------- ----------- ----------- ------------------------------------ -------------------------------
Hume A. Thomason              0           $0                   100,000/0                         $19,000/0
------------------------- ----------- ----------- ------------------------------------ -------------------------------
William T Walker              0           $0                   100,000/0                         $19,000/0
------------------------- ----------- ----------- ------------------------------------ -------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows information as of March 16, 2006 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:


                                                     No. of Shares    % of Class
                                                     -------------    ----------

T.E. King III                                         6,393,464(1)         32.5%
309 Avenue H, Suite C
Redondo Beach, CA 90277

Hume A. ("Tom") Thomason                              5,793,463(1)         29.5%
309 Avenue H, Suite C
Redondo Beach, CA 90277

William T. Walker, Jr.                                  150,000(2)             *
P. O. Box 10684
Beverly Hills, CA 90213

Officers and Directors as a Group (4 persons)     12,336,927(1)(2)         62.7%

     --------------------
     (1) Includes 300,000 shares which this person could purchase through the exercise of warrants.
     (2) Includes 100,000 shares which this person could purchase through the exercise of warrants.
     *    Less than 1 percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

     o    the officers and directors;

     o    any nominees for election as a director;

     o    any beneficial owners of more than 5 percent of our voting securities;

     o    any member of the immediate family of any of the above persons.

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

10.8      -    Strategic   Marketing  Agreement  of  January  1,  2004,  between
               KingThomason  Credit  Card  Services,   Inc.  and  Debt  Alliance
               Services, LLC.***

10.9      -    Common Stock  Purchase  Agreement  between  registrant and Fusion
               Capital Fund II, LLC dated October 14, 2005.+

10.10     -    Registration  Rights  Agreement  between  registrant  and  Fusion
               Capital Fund II, LLC dated October 14, 2005.+

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

32.1      -    Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

99.1      -    Registrant's press release dated October 18, 2005.+


* Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001;
     incorporated herein.

** Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

*** Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2004; incorporated herein.

+ Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2005; incorporated herein.

*+ Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2005; incorporated herein.

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

                  Fiscal Year ended December 31, 2005         $12,000
                  Fiscal Year ended December 31, 2004         $32,000

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

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

Date:  April 17, 2006                               The KingThomason Group, Inc.


                                                     /s/ Thomas E. King III
                                                  By
                                                    ----------------------------
                                                    T.E. King III, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/ Thomas E. King III
Date:  April 17, 2006
                               -------------------------------------------------
                               T.E. King III, President, Chief Financial Officer
                                        and Director


                                        /s/ Hume A. Tom Thomason
Date:  April 17, 2006
                               -------------------------------------------------
                               Hume A. "Tom" Thomason, Secretary and Director


                                        /s/ William T. Walker, Jr.
Date:  April 17, 2006
                               -------------------------------------------------
                               William T. Walker, Jr., Director

                          The KingThomason Group, Inc.
                          Commission File No. 333-60880

                                  EXHIBIT INDEX

                                   Form 10-KSB
                       For the Fiscal Year Ended 12-31-05

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

10.8      -    Strategic   Marketing  Agreement  of  January  1,  2004,  between
               KingThomason  Credit  Card  Services,   Inc.  and  Debt  Alliance
               Services, LLC.***

10.9      -    Common Stock  Purchase  Agreement  between  registrant and Fusion
               Capital Fund II, LLC dated October 14, 2005.+

10.10     -    Registration  Rights  Agreement  between  registrant  and  Fusion
               Capital Fund II, LLC dated October 14, 2005.+

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

32.1      -    Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

99.1      -    Registrant's press release dated October 18, 2005.+


* Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001;
     incorporated herein.

** Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

*** Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2004; incorporated herein.

+ Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2005; incorporated herein.

*+ Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2005; incorporated herein.

++ Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.