Form 10QSB
period 2006-03-31
KINGTHOMASON GROUP INC
filed 2006-05-17
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                309 Avenue H, #C
                             Redondo Beach, CA 90277
                                 (310) 540-1960
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of May 8, 2006, there were 19,671,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          12

Item 3.  Controls and Procedures                                            13

PART II - OTHER INFORMATION                                                 13

Item 1.  Legal Proceedings                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  15

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                                            Page

Consolidated Balance Sheet March 31, 2006 (Unaudited)                       4
Consolidated Statements of Operations (Unaudited)    for the
         Three Month Periods Ended March 31, 2006 and 2005                  5
Consolidated Statements of Cash Flows for the Three Month Periods
         Ended March 31, 2006 and 2005 (Unaudited)                          6
Notes to Unaudited Consolidated Financial Statements                        7

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash & cash equivalent                                           $     2,132
                                                                    -----------
            Total current assets                                          2,132

PROPERTY AND EQUIPMENT, NET                                               3,317
                                                                    -----------
                                                                    $     5,449
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   980,561
   Accrued interest                                                      34,273
   Note payable - officers                                                9,590
   Note payable - related parties                                        49,000
   Note payable- others                                                  54,180
                                                                    -----------
            Total current liabilities                                 1,127,604

STOCKHOLDERS' DEFICIT
   Preferred stock, $100 par value; 10,000,000 shares authorized;
     3,647 shares issued and outstanding                                364,700
   Common stock, $0.001 par value;100,000,000 shares authorized;
   19,671,636 shares issued and outstanding                              19,672
   Additional paid in capital                                         1,325,972
   Less: Unamortized prepaid expenses                                  (135,524)
   Accumulated deficit                                               (2,696,974)
                                                                    -----------
            Total stockholders' deficit                              (1,122,155)
                                                                    -----------
                                                                    $     5,449
                                                                    ===========




The accompanying notes are an integral part of these consolidated financial statements.


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 & 2005
                                   (UNAUDITED)

                                                             2006            2005
                                                        ------------    ------------
Net Revenue
Commission income                                       $      9,731    $     18,414
                                                        ------------    ------------
           Net revenue                                         9,731          18,414

Operating Expenses
Consulting Expense                                             2,180          34,698
General & Administrative Expense                              44,668          25,419
                                                        ------------    ------------
           Total operating expenses                           46,848          60,117
                                                        ------------    ------------
Loss from operations                                         (37,117)        (41,704)

Non-operating expense
           Interest expense                                   (3,063)         (8,814)
                                                        ------------    ------------
                  Total non-operating expense                 (3,063)         (8,814)
                                                        ------------    ------------
Loss before income taxes                                     (40,180)        (50,517)

Provision for income taxes                                     2,400           3,200
                                                        ------------    ------------
Net loss                                                $    (42,580)   $    (53,717)
                                                        ============    ============

Basic & diluted net loss per share                      $     (0.001)   $     (0.003)
                                                        ============    ============

Basic & diluted weighted average shares outstanding *     39,166,405      20,813,113
                                                        ============    ============


*Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended March 31, 2006 & 2005 are the same since the effect of dilutive securities are anti-dilutive.



The accompanying notes are an integral part of these consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 & 2005
                                   (UNAUDITED)

                                                             2006        2005
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(42,580)   $(53,717)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
         Depreciation and amortization                       34,712      11,454
         (Increase) / decrease in current assets:
                 Prepaid expenses                              --         3,075
         Increase in current liabilities:
                 Accrued expenses                             5,211         142
                                                           --------    --------
        Net cash used in operating activities                (2,658)    (39,046)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                --        40,000
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS           (2,658)        954

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                    4,790      35,871

                                                           --------    --------
CASH & CASH EQUIVALENTS, ENDING BALANCE                    $  2,132    $ 36,825
                                                           --------    --------











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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the nine month periods ended March 31, 2006 and 2005 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTIM & KTCC (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the three month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

2.       RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company has not issued any stock based options or warrants to employees or others and none are outstanding as of March 31, 2006.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

3.       PROPERTY AND EQUIPMENT

Property and equipment consisted of following on March 31, 2006:

         Furniture, Fixture and Equipment       $   64,641
         Less: Accumulated depreciation             61,324
                                                ----------
                                                $    3,317
                                                ==========

4.       NOTE PAYABLE - OTHERS

The Company has a note payable to a vendor amounting to $54,180 as of March 31, 2006. The note was due at December 15, 2004 and has not been paid as of March 31, 2006. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for the three month periods ended March 31, 2006 and 2005 were $785.

5.       NOTES PAYABLE - OFFICERS

The notes payable amounting $9,590 are due on demand, unsecured and bears an interest rate ranging from 3% to 6% per year. The interest expense accrued on these notes was $144 and $166 for the three month periods ended March 31, 2006 and 2005.

6.       NOTES PAYABLE - RELATED PARTIES

The Company has notes payable to two shareholders amounting $49,000 as of March 31, 2006. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expenses accrued on this loan were $1,225 and $2,200 for the three month periods ended March 31, 2006 and 2005.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



7.       STOCKHOLDERS' EQUITY

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

During the year ended March 31, 2005, the Company issued 50,294 shares of common stock for cash for $40,000 in relation to the stock purchase agreement with Fusion Capital LLC. On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares in October 14, 2004. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $182,608 through March 31, 2006.

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through March 31, 2006, the Company has amortized prepaid services amounting $179,411.

8.       UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following as of March 31, 2006:

         Prepaid Consulting Expenses      $    5,089
         Prepaid Funding Expenses            130,435
                                          ----------
                                          $  135,524
                                          ==========

9.       COMMITMENTS

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement,  each month the Company has the right to sell to FCF  $200,000 of its

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $182,608 through March 31, 2006.

10.      EARNINGS (LOSS) PER SHARE

Net Income (net loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net income (net loss) per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share for the three month period ended March 31, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

11.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $0 for interest during the three month period ended March 31, 2006 and $800 for both income tax and $0 for interest during the three month period ended March 31, 2005.

12.      GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,696,974 as of March 31, 2006. The Company's total liabilities exceed its total assets by $1,122,154. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial
Statements." The discussion includes management's expectations for the future.

         Results of Operations - First Quarter of 2006 Compared to First Quarter
         -----------------------------------------------------------------------
         of 2005
         -------

         KingThomason's  revenues  for Q1 2006 were less than those of Q1 2005 -
$9,731 in Q1 2005 compared to $18,414 in Q1 2005. The principal reason for the decrease was a decrease in the commissions received from the Insurance Division.

         Operating  expenses  decreased  22% during Q1 2006 as compared  with Q1
2005. Operating expenses decreased by $13,269 from $60,117 in Q1 2005 to $46,848 in Q1 2006.

         KingThomason had net a loss of $42,580 for Q1 2006, compared to $53,717 for Q1 2005. We had a loss from operations of $37,117 for Q1 2006, compared to 41,704 for Q1 2005.

         Liquidity and Capital Resources
         -------------------------------

         The Company's cash balance was $2,132 as of March 31, 2006 as compared to $36,825 on March 31, 2005. Net cash used in operating activities was $2,658 as compared to net cash provided of $39,046 in the corresponding period last year. Net cash provided by financing activities was nothing as compared to $40,000 provided in the corresponding period last year. Net decrease in cash and cash equivalents for the three-month period ended March 31, 2006 was $2,658 as compared to a net increase of $954 in the corresponding period last year. Cash and cash equivalents were $2,132 on March 31, 2006 as compared to $36,825 on March 31, 2005.

         We are not liquid with $2,132 cash on hand at March 31, 2006. However, we had $68,081 in negative operating cash flow during 2005. The $9,590 in current liabilities owed to officers is attributable to two promissory notes, the principal amounts of which are as follows:

----------------------- ----------------------------- ----------------- -------------- --------------
Lender                  Relationship to KingThomason  Principal Amount  Interest Rate  Maturity Date
----------------------- ----------------------------- ----------------- -------------- --------------
----------------------- ----------------------------- ----------------- -------------- --------------
T.E. King III           President and Director        $  6,047            6%           05-31-04
----------------------- ----------------------------- ----------------- -------------- --------------
Hume A. "Tom" Thomason  Secretary and Director        $  3,543            6%           05-31-04
----------------------- ----------------------------- ----------------- -------------- --------------

It is believed that none of the above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2006.

         OUTLOOK

         The Company is in the process of restructuring its debt and seeking new business opportunities that will provide the ability to leverage its assets.


Item 3.           Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Date:  May 17, 2006                                 The KingThomason Group, Inc.



                                                    By  /s/ Thomas E. King III
                                                      --------------------------
                                                       T.E. King III, President