Form 10QSB
period 2006-06-30
KINGTHOMASON GROUP INC
filed 2006-08-15
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 21, 2006, there were 19,671,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          13

Item 3.  Controls and Procedures                                            14

PART II - OTHER INFORMATION                                                 14

Item 1.  Legal Proceedings                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                                            Page

Consolidated Balance Sheet June 30, 2006 (Unaudited)                        4
Consolidated Statements of Operations (Unaudited)    for the
         Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 5 Consolidated Statements of Cash Flows for the Six-Month Periods
         Ended June 30, 2006 and 2005 (Unaudited)                           6
Notes to Unaudited Consolidated Financial Statements                        7

                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
   Cash & cash equivalent                                           $     6,471
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                               1,911
                                                                    -----------
                                                                    $     8,382
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   957,856
   Accrued interest                                                      63,733
   Note payable - officers                                                9,590
   Note payable - related parties                                        49,000
   Note payable- others                                                  54,180
                                                                    -----------
             Total current liabilities                                1,134,359

STOCKHOLDERS' DEFICIT:
    Preferred stock, $100 par value; 10,000,000 shares authorized;
      3,647 shares issued and outstanding                               364,700
    Common stock, $0.001 par value;100,000,000 shares authorized;
      19,671,636 shares issued and outstanding                           19,672
    Additional paid in capital                                        1,325,972
    Less: Unamortized prepaid expenses                                 (102,454)
    Accumulated deficit                                              (2,733,866)
                                                                    -----------
              Total stockholders' deficit                            (1,125,977)
                                                                    -----------

                                                                    $     8,382
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE SIX MONTH AND THE THREE MONTH PERIODS ENDED JUNE 30, 2006 & 2005
                                   (UNAUDITED)

                                                        Three month periods ended        Six month periods ended
                                                                  June 30,                       June 30,
                                                           2006            2005            2006            2005
                                                       ------------    ------------    ------------    ------------

Revenues
Security & other commission                                    --            14,181            --            32,595
Commission income                                             9,672             826          19,403             826
                                                       ------------    ------------    ------------    ------------
          Net revenues                                 $      9,672    $     15,007    $     19,403    $     33,421

Operating Expenses
Consulting Expense                                             --            44,625            --            79,323
General & Administrative Expense                             42,701          75,113          89,548         100,532
                                                       ------------    ------------    ------------    ------------
          Total operating expenses                           42,701         119,738          89,548         179,855

                                                       ------------    ------------    ------------    ------------
Loss from operations                                        (33,029)       (104,731)        (70,145)       (146,434)

Non-operating income (expense):
Interest expense                                             (3,063)        (21,793)         (6,126)        (30,607)
                                                       ------------    ------------    ------------    ------------
          Total non-operating income (expense)               (3,063)        (21,793)         (6,126)        (30,607)

                                                       ------------    ------------    ------------    ------------
Loss before income taxes                                    (36,093)       (126,524)        (76,272)       (177,041)

Provision for income taxes                                      800            --             3,200           3,200

                                                       ------------    ------------    ------------    ------------
Net loss                                               $    (36,893)   $   (126,524)   $    (79,472)   $   (180,241)
                                                       ============    ============    ============    ============


                                                       ------------    ------------    ------------    ------------
Basic & diluted net loss per share                     $     (0.002)   $     (0.006)  $      (0.004)   $     (0.009)
                                                       ============    ============    ============    ============

Basic & diluted weighted average shares outstanding*     19,671,636      20,876,510      19,671,636      20,844,987
                                                       ============    ============    ============    ============





*Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended June 30, 2006 & 2005 are the same since the effect of dilutive securities are anti-dilutive.


   The accompanying notes are an integral part of these financial statements.


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 & 2005
                                   (UNAUDITED)

                                                                            2006         2005
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (79,472)   $(180,241)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
         Depreciation and amortization                                      69,187       86,100
         Shares issued for legal fees                                         --
         (Increase) / decrease in current assets:
                 Prepaid expenses                                             --          3,075
         Increase in current liabilities:
                 Accrued expenses                                           11,966       18,120
                                                                         ---------    ---------
   Net cash provided by (used in) operating activities                       1,681      (72,946)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of loans                                                    --         (3,000)
          Proceeds from issuance of common stock                              --         47,500
                                                                         ---------    ---------
    Net cash provided by financing activities                                 --         44,500
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           1,681      (28,446)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   4,790       35,871
                                                                         ---------    ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $   6,471    $   7,425
                                                                         =========    =========















   The accompanying notes are an integral part of these financial statements.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the six month periods ended June 30, 2006 and 2005 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS & KTCC & KTIM (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of following on June 30, 2006:

               Furniture, fixture and Equipment   $  64,641
               Less: Accumulated depreciation        62,729
                                                  ---------
                                                  $   1,911
                                                  =========

4.   NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of June 30, 2006. The note was due last December 15, 2004 and has not been paid as of December 31, 2004. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for six month periods ended June 30, 2006 and 2005 was $1,911 and $1,570.

5.   NOTES PAYABLE - OFFICERS

The notes payable amounting $9,590 are due on demand, unsecured and bears an interest rate ranging from 3% to 6% per year. The interest expense accrued on these notes was $144 and $290 for the three month and six month periods ended June 30, 2006. The interest expense accrued on these notes was $144 and $310 for the three month and six month periods ended June 30, 2005.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



6.   NOTES PAYABLE - RELATED PARTIES

The Company has notes payable to two shareholders amounting $49,000 as of June 30, 2006. The notes are due on demand, unsecured and bear an interest rate of 10% per year. The interest expense accrued on this loan was $4,387 and $4,400 for the six month periods ended June 30 2006 and 2005.


7.   STOCKHOLDERS' DEFICIT


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

During the year ended March 31, 2005, the Company issued 50,294 shares of common stock for cash for $40,000 in relation to the stock purchase agreement with Fusion Capital LLC. On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares in October 14, 2004. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $182,608 through June 30, 2006.

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through June 30, 2006, the Company has amortized prepaid services amounting $213,912.

8.   UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on June 30, 2006:

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                  Prepaid Consulting Expenses   $  3,323
                  Prepaid Commitment Expenses     99,131
                                                --------
                                                $133,758
                                                ========

9.   COMMITMENTS

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $213,912 through June 30, 2006.


10.  EARNINGS PER SHARE

Net Income (net loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net income (net loss) per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share for the six month period ended June 30, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for both income tax and interest during the six month period ended June 30, 2006 and paid $800 for income tax and $0 for interest during the six month period ended June 30, 2005.

12.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $1,125,977 at June 30, 2006. The Company's total liabilities exceed its total assets by $1,125,977. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2006 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

         Results  of  Operations  - Second  Quarter of 2006  Compared  to Second
         -----------------------------------------------------------------------
         Quarter of 2005
         ---------------

         KingThomason's revenues for Q2 2006 were less than those of Q2 2005 - $15,007 in Q2 2005 compared to $9,762 in Q2 2006. The principal reason for the decrease was a decrease in the commissions received from the Insurance Division.

         Operating expenses decreased during Q2 2006 as compared with Q2 2005. Operating expenses decreased by $77,037 from $119,738 in Q2 2005 to $42,701 in Q2 2006.

         KingThomason had a net loss of $36,893 for Q2 2006, compared to a net loss of $126,524 for Q2 2005. The loss is attributed to insufficient income to cover expenses. We had a loss from operations of $33,029 for Q2 2006.

         Interim Results of Operations - First Half of FY 2006 Compared to First
         -----------------------------------------------------------------------
         Half of FY 2005
         ---------------

         Our revenues of $19,403 for the first half of FY 2006 were 43 percent less than those of $33,421 in the first half of FY 2005. The principal reason for the decrease was that some of the existing insurance business that the company had in force has been lapsing and falling off the books.

         Against this 43 percent decrease in revenues, we experienced a $90,307 or 50 percent decrease in operating expenses during this six-month period as compared to the first six months in FY 2005 - $89,548 in the first six months of FY 2006 compared with $179,855 in the same period in FY 2005. The reason for this decrease in operating expenses was lower costs associated with operations.

         Our net loss of $79,472 during the first half of FY 2006 represents a 56 percent decrease in net loss from $180,241 in the first half of FY 2005. The reason for this was the Company has been reducing its expenses and pushing to obtain profitability.

         Liquidity and Capital Resources
         -------------------------------

         The Company's cash balance was $6,471 as of June 30, 2006 as compared to $7,425 on June 30, 2005. Net cash provided by operating activities was $1,681 as compared to net cash used $72,946 in the corresponding period last year. Net increase in cash and cash equivalents for the six-month period ended June 30, 2006 was $1,681 as compared to a net decrease of $28,446 in the corresponding period last year. Cash and cash equivalents were $6,471 on June 30, 2006 as compared to $7,425 on June 30, 2005.


         We are not liquid with $6,471 cash on hand at June 30, 2006. The $9,590 in current liabilities owed to officers is attributable to two promissory notes, the principal amounts of which are as follows:

------------------------ ----------------------------- ----------------- --------------- ------------------
Lender                   Relationship to KingThomason  Principal Amount  Interest Rate   Maturity Date
------------------------ ----------------------------- ----------------- --------------- ------------------
------------------------ ----------------------------- ----------------- --------------- ------------------
T.E. King III            President and Director        $  6,047            6%            05-31-04
------------------------ ----------------------------- ----------------- --------------- ------------------
Hume A. "Tom" Thomason   Secretary and Director        $  3,543            6%            05-31-04
------------------------ ----------------------------- ----------------- --------------- ------------------

It is believed that none of the above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2006.

         OUTLOOK

         The Company is in the process of restructuring its debt and seeking new business opportunities that will provide the ability to leverage its assets.


Item 3.           Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         A summons was served on the company on August 5, 2005 in an action styled The Mauriss Company, Plaintiff, v. KingThomason Credit Card Services, Inc.; The KingThomason Group, Inc.; and Does 1 through 50, inclusive, Defendants, Case No. 05CC06681, filed in the Superior Court (Unlimited) of the State of California, County of Orange, Central Justice Center. This is a complaint by a former consultant for breach of contract, open book account, account stated and services rendered. Plaintiff seeks damages against the defendants for the sum of $1,375,000, prejudgment interest, and costs of suit, including attorney's fees. The company has engaged legal counsel to actively defend this action. The Company believes that the action filed against KingThomason Group, Inc. has no merit and it intends to file a Motion to Quash the action.

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

Date:  August 11, 2006                              The KingThomason Group, Inc.



                                                     By /s/ Thomas E. King III
                                                       -------------------------
                                                       T.E. King III, President