Form 10KSB/A
period 2005-12-31
KINGTHOMASON GROUP INC
filed 2006-10-20
CIK 1133116

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

                                  (310)540-1960

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


State issuer's revenues for its most recent fiscal year:  $58,171


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


         Contractual obligations...............................................9

Item 7   Financial Statements..................................................9

Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................26

Item 8A  Controls and Procedures..............................................26

Item 8B  Other Information....................................................26

Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act .................26
         Directors, Executive Officers and Significant Employees..............26
         Audit Committee and Audit Committee Financial Expert.................28
         Code of Ethics.......................................................29
         Compliance with Section 16(a) of the Exchange Act....................29

Item 10  Executive Compensation...............................................29
         Employment Contracts.................................................29
         Stock Options........................................................29

Item 11  Security Ownership of Certain Beneficial Owners
           and Management.....................................................30

Item 12  Certain Relationships and Related Transactions.......................31

Item 13  Exhibits.............................................................31

Item 14  Principal Accountant Fees and Services...............................33

Signatures....................................................................34

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

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years December 31, 2004 and December 31, 2005:

                                               Fiscal Year Ended
                                               -----------------
                                        12-31-2004            12-31-2005
                                        ----------            ----------

     Sales                                    100%                  100%


     Operating expenses                   (1,483)%                (469)%
     Income (loss) from operations        (1,383)%                (369)%

     Non-operating income (expense)       (1,063)%                  493%

     Net income (loss) after taxes          (326)%              (1,301)%


     Results of  Operations  - Year  ending  12/31/05  Compared  to Year  ending
     ---------------------------------------------------------------------------
12/31/04
--------


     KingThomason's revenue was $58,171 for the year ended December 31, 2005, a decrease of $15,770 or 21.3%, compared to the revenue of $73,941 for the year ended December 31, 2004. The reason for the decrease in revenue was a decrease in the insurance services business.

     Operating expenses decreased during the year ended December 31, 2005 as compared with the year ended December 31, 2004. Operating expenses decreased by $823,567 or 75% from $1,096,638 in 2004 to $273,071 in 2005.


     Balance sheet items
     -------------------


     Current assets of $5,045 on December 31, 2005, compares unfavorably with current liabilities of $1,027,709 at that time, an unfavorable current ratio of 0.005.


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

ITEM 7. FINANCIAL STATEMENTS.

                                                                            Page
                                                                            ----


KingThomason  Group, Inc. and Subsidiaries:
Report of Independent Registered Public Accounting Firm.......................10
Consolidated Balance Sheet December 31, 2005..................................11
Consolidated Statements of Operations for the Years Ended
  December 31, 2005 and 2004..................................................12
Consolidated Statement of Stockholders' Equity (Deficit) for
   the Years Ended December  31, 2005 and 2004................................13
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2005 and 2004............................................14
Notes to Consolidated Financial Statements....................................15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
The KingThomason Group, Inc.

We have audited the accompanying consolidated balance sheet of the KingThomason Group, Inc. and subsidiaries as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KingThomason Group, Inc., and subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has accumulated deficit of $1,017,940 at December 31, 2005 including a net loss of $756,596 during the year ended December 31, 2005. These factors as discussed in Note 14 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
October 02, 2006



                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash & cash equivalent                                          $     4,790
         Commission receivable                                                   255

                                                                         -----------
                  Total current assets                                         5,045

PROPERTY AND EQUIPMENT, NET:                                                   4,724

                                                                         -----------
                  Total assets                                           $     9,769
                                                                         ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                           $   942,016
         Accrued interest                                                     21,923
         Note payable - officers                                               9,590
         Note payable- others                                                 54,180

                                                                         -----------

                  Total current liabilities                                1,027,709

STOCKHOLDERS' DEFICIT:
         Preferred stock, $0.001 par value;
           10,000,000 shares authorized; 4,544 issued                        454,400
         Common stock, $0.001 par value;100,000,000 shares authorized;
         19,671,636 shares issued and outstanding                             19,672
         Additional paid in capital                                        1,253,856
         Less: Unamortized prepaid expenses                                 (168,828)
         Accumulated deficit                                              (2,577,040)
                                                                         -----------
                  Total stockholders' deficit                             (1,017,940)
                                                                         -----------

                                                                         $     9,769
                                                                         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004

                                                               2005            2004
                                                           ------------    ------------
Net Revenues
Commission income                                          $     58,171    $     33,941
Consulting income                                                  --            40,000
                                                           ------------    ------------
            Net revenues                                         58,171          73,941

Operating Expenses
Consulting Expense                                              123,669         696,369
Impairment of investment                                           --            80,924
General & Administrative Expense                                149,402         319,345
                                                           ------------    ------------
            Total operating expenses                            273,071       1,096,638

                                                           ------------    ------------
Loss from operations                                           (214,900)     (1,022,697)

Non-operating income (expense):
            Interest expense                                    (76,388)        (38,962)
            Gain (loss) on settlement of debt                   362,894          (3,000)
            Miscellaneous                                          --             2,739
                                                           ------------    ------------
                    Total non-operating income (expense)        286,506         (39,223)

                                                           ------------    ------------
Income (loss) before income taxes                                71,606      (1,061,920)

Provision for income taxes                                        3,200           4,000

                                                           ------------    ------------
Net income (loss) before extraordinary item                      68,406      (1,065,920)
                                                           ------------    ------------

Extraordinary item - Gain (loss) on settlement of debt         (825,002)        825,002

                                                           ------------    ------------
Net loss                                                   $   (756,596)   $   (240,918)
                                                           ============    ============

Basic & diluted loss per share before extraordinary item   $       0.00    $      (0.05)

Extraordinary item per share                               $      (0.02)   $       0.04

                                                           ------------    ------------
Basic & diluted net loss per share                         $      (0.02)   $      (0.01)
                                                           ============    ============

Basic & diluted weighted average shares outstanding *        39,166,405      18,557,330
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

                   KING THOMASON GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004

                                                                Common stock                    Preferred stock
                                                       ------------------------------    -----------------------------
                                                         Number of                         Number of
                                                          shares           Amount           shares          Amount
                                                       -------------    -------------    -------------   -------------
Balance as of January 1, 2004                             16,184,829    $      16,185             --     $        --

Shares issued for cash                                       960,000              960             --              --

Shares issued for consulting and legal services            1,650,000            1,650             --              --

Shares issued to acquire media rights                        809,242              809             --              --

Shares issued for commitment                               1,204,013            1,204             --              --

Shares issued for services performed in prior year              --               --               --              --

Write off of subscription receivable                            --               --               --              --

Net loss for the year                                           --               --               --              --
                                                       -------------    -------------    -------------   -------------
Balance as of December 31, 2004                           20,808,084           20,808             --              --

Shares issued for cash                                        50,294               50             --              --

Shares issued for consulting and legal services               62,500               63             --              --

Shares issued for forbearance agreement                       60,000               60             --              --

Shares canceled                                           (1,309,242)          (1,309)            --              --

Preferred stock issued for settlement of debt                   --               --              4,544         454,400

Amortization of prepaid expenses                                --               --               --              --

Net loss for the year                                           --               --               --              --
                                                       -------------    -------------    -------------   -------------
Balance as of December 31, 2005                           19,671,636    $      19,672            4,544   $     454,400
                                                       =============    =============    =============   =============

                                                         Additional      Unamortized                          Total
                                                          capital         prepaid         Accumulated     stockholders'
                                                          paid in         expenses          deficit          deficit
                                                       -------------    -------------    -------------    -------------
Balance as of January 1, 2004                          $     638,532    $        --      $  (1,579,525)   $  (1,017,808)

Shares issued for cash                                       154,640             --               --            188,600

Shares issued for consulting and legal services              352,850          (22,508)            --            331,992

Shares issued to acquire media rights                         80,115             --               --             80,924

Shares issued for commitment                                 311,839         (286,956)            --             26,087

Shares issued for services performed in prior year              --               --               --               --

Write off of subscription receivable                            --               --               --             60,000

Net loss for the year                                           --               --           (240,918)        (240,918)
                                                       -------------    -------------    -------------    -------------
Balance as of December 31, 2004                            1,537,976         (309,464)      (1,820,443)        (571,123)

Shares issued for cash                                        39,950             --               --             40,000

Shares issued for consulting and legal services               14,688             --               --             14,751

Shares issued for forbearance agreement                        5,940             --               --              6,000

Shares canceled                                                1,309             --               --               --

Preferred stock issued for settlement of debt               (346,006)            --               --            108,394

Amortization of prepaid expenses                                --            140,636             --            140,636

Net loss for the year                                           --               --           (756,596)        (756,596)
                                                       -------------    -------------    -------------    -------------
Balance as of December 31, 2005                        $   1,253,856    $    (168,828)   $  (2,577,040)   $  (1,017,940)
                                                       =============    =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2005 & 2004

                                                                      2005         2004
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                      (756,596)   $(240,918)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
             Depreciation                                               5,635        8,676
             Amortization of prepaid consulting expenses              140,636       23,087
             Bad debt expense                                            --         60,000
             (Gain) loss on settlement of debt                       (362,894)       3,000
             Impairment of investment                                    --         80,924
             (Gain) loss on extinguishment of debt                    825,002     (825,002)
             Shares issued for services & legal fees                   20,751      331,992
             (Increase) / decrease in current assets:
                    Commission receivable                                (255)         420
                    Prepaid expenses                                    3,975         (900)
             Increase in current liabilities:
                    Accounts Payable and Accrued expenses              55,666      403,171
                                                                    ---------    ---------
       Net cash used in operating activities                          (68,081)    (155,550)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Payment of loans                                          (3,000)     (21,090)
             Proceeds from loans                                         --         21,090
             Proceeds from issuance of common stock                    40,000      188,600
                                                                    ---------    ---------
       Net cash provided by financing activities                       37,000      188,600
                                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                    (31,081)      33,049

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                             35,871        2,822

                                                                    ---------    ---------
CASH & CASH EQUIVALENTS, ENDING BALANCE                             $   4,790    $  35,871
                                                                    ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Cash paid during the period for:
                    Interest                                        $ 137,240    $     106
                                                                    =========    =========

                    Income taxes                                    $    --      $   1,347
                                                                    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Pronouncements

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

     a.   A brief description of the provisions of this Statement
     b.   The date that adoption is required
     c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose 'Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

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

3.       PROPERTY AND EQUIPMENT

Property and equipment consisted of following on December 31, 2005:

                  Furniture, fixture and Equipment             $ 64,641
                  Less: Accumulated depreciation                 59,917
                                                               --------
                                                               $  4,724
                                                               ========

4.       ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on December 31, 2005:

                        Accounts payable                       $ 50,129
                        Accrued expenses                         58,084
                        Accrued expenses (recovery of debt)     825,003
                        Accrued taxes                             8,800
                                                               --------
                                                               $942,016
                                                               ========

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.       NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of December 31, 2005. The note was due December 15, 2004 and has not been paid as of December 31, 2005. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interest for this note for the years ending December 31, 2005 and 2004 were $3,140.

6.       NOTES PAYABLE - OFFICERS

The notes payable amounting $9,590 are due on demand, unsecured and bears an interest rate of 6% per year. The interest expense accrued on these notes was $575 and $665 for the year ended December 31, 2005 and 2004, respectively.

7.       GAIN ON SETTLEMENT OF DEBT

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note payable of $39,000 and related accrued interest of $21,100 was settled by issuing 601 shares of preferred stock on December 31, 2005. Each share of preferred stock has a par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. A gain of $45,135 for the settlement of debt was recorded.

Note payable of $49,000 and related accrued interest of $32,568 was settled by issuing 897 shares of preferred stock on December 31, 2005. Each share of preferred stock has a par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. The preferred stock will carry a 5% interest paid semi-annually. A gain of $67,365 for the settlement of debt was recorded.

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

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide conveyed, assigned and transferred all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits, per the agreement, to the company. The company issued 809,242 shares of its common stock valued at $80,924 for the acquisition of the Media rights. According to the agreement, the common stock will be redeemable by the Company for an aggregate price of One Dollar ($1.00) provided that certain terms are not met. On May 23, 2005 the Company purchased back the 809,242 shares issued to Millennium Capital Quest by paying $1. The shares were returned for non-performance and were officially cancelled on December 31, 2005.

On December 31, 2005 the Company cancelled 500,000 shares issued to a consultant for non performance (Note 13).

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through December 31, 2005, the Company has amortized prepaid services amounting $7,089.

On September 30, 2005, the Company issued 50,294 shares of common stock for cash for $40,000 in relation to the stock purchase agreement with Fusion Capital LLC. On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The prepaid funding is being amortized over the terms of the agreement. The Company has amortized prepaid funding amounting to $151,304 through December 31, 2005.

9.       UNAMORTIZED PREPAID EXPENSES

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

10.      COMMITMENTS

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

On March 22, 2004, the company entered into a consulting agreement for one year period with Venture Street Capital Partners, LLC (VS). To provides telephone consultation, strategic advisement and referral services. The Company issued the company's common stock for 150,000 shares by Rule 144. In addition, The Company shall pay to VS a nonrefundable retainer fee of Commission of ten percent (10%) cash USD of all transactions of financing's from any referral made by VS. In regards to 144 securities the corporation will furnish a restriction lifting opinion letter from corporate counsel with the restriction to be lifted in 1 year.

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.      EARNING PER SHARE

Earnings per share for the year ended December 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

12. EXTRAORDINARY ITEM - GAIN (LOASS) ON EXTINGUISHMENT OF DEBT AND DUE TO CONSULTANT

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Extraordinary item - Gain (loss) on extinguishment of debt" amounting to $825,002 for the year ended 2004. The amended agreement also provides for payment of $30,000 payable by August 25, 2004 followed by payments equal to $5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of December 31, 2004, accrued consulting fees for this consultant amounts to $15,000. The company stops paying the consultant from February 2005 and cancelled the 500,000 shares issued to the consultant. According to the debt restoration agreement, once the payment is past due, the debt that has been forgiven will be restored immediately. Accordingly, the Company has incurred "Extra ordinary item - Gain (loss) on extinguishment of debt" amounting to $825,002 for the year ended 2005 and has recorded an amount due to consultant amounting $825,002.

13.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $137,240 for interest by issuing preferred stock during the year ended December 31, 2005 and $1,347 for income tax and $106 interest for the year ended December 31, 2004.

Cash from financing and operating activities exclude the effect of settlement of debt of $298,000 and accrued interest of $173,288 by issuance of Preferred stock.

14.      GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,577,040 as of December 31, 2005 including losses of $756,596 for the years ended December 31, 2005. The Company's total liabilities exceed its total assets by $1,017,940. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


     The registrant made no changes in its internal control over financial reporting that occurred during its fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.


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


Date:  October 19, 2006                           The KingThomason Group, Inc.



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



                                        /s/ Thomas E. King III
Date:  October 19, 2006
                               -------------------------------------------------
                               T.E. King III, President, Chief Financial Officer
                                        and Director


                                        /s/ Hume A. Tom Thomason
Date:  October 19, 2006
                               -------------------------------------------------
                               Hume A. "Tom" Thomason, Secretary and Director


                                        /s/ William T. Walker, Jr.
Date:  October 19, 2006
                               -------------------------------------------------
                               William T. Walker, Jr., Director

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