Form 10QSB
period 2006-09-30
KINGTHOMASON GROUP INC
filed 2006-11-14
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 7, 2006, there were 21,771,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis or Plan of Operation            14

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   16

Item 1.  Legal Proceedings                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                            Page
                                                                            ----

Consolidated Balance Sheet September 30, 2006 (Unaudited)                      4
Consolidated Statements of Operations (Unaudited) for the
    Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005       5
Consolidated Statements of Cash Flows for the Nine-Month Periods
    Ended September 30, 2006 and 2005 (Unaudited)                              6
Notes to Unaudited Consolidated Financial Statements                           7


                      KING THOMASON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash & cash equivalent                                                         $     4,305

PROPERTY AND EQUIPMENT, NET                                                               516
                                                                                  -----------
                                                                                  $     4,821
                                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $   988,675
   Accrued interest                                                                    34,821
   Note payable - officers                                                              9,590
   Note payable- others                                                                54,180
                                                                                  -----------

            Total current liabilities                                               1,087,266

STOCKHOLDERS' DEFICIT:
   Preferred stock, unclassified, $100 par value; 10,000,000 shares authorized;
    3,647 shares issued and outstanding                                               364,700
   Preferred stock, Series A  5% , $100 par value;
    897 shares issued and outstanding                                                  89,700
   Common stock, $0.001 par value; 100,000,000 shares authorized;
   21,771,636 shares issued and outstanding                                            21,772
   Additional paid in capital                                                       1,281,156
   Less: Unamortized prepaid expenses                                                 (69,859)
   Accumulated deficit                                                             (2,769,914)
                                                                                  -----------
            Total stockholders' deficit                                            (1,082,445)
                                                                                  -----------

                                                                                  $     4,821
                                                                                  ===========





The accompanying notes are an integral part of these consolidated financial statements


                      KING THOMASON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 & 2005
                                   (UNAUDITED)

                                                        Three month periods ended        Nine month periods ended
                                                               September 30                    September 30
                                                           2006            2005            2006            2005
                                                       ------------    ------------    ------------    ------------
Revenues
Security & other commission                            $       --      $     14,551    $       --      $     47,147
Commission income                                             9,793             166          29,196             993
                                                       ------------    ------------    ------------    ------------
    Net revenues                                              9,793          14,717          29,196          48,140

Operating Expenses
Consulting Expense                                            5,238          36,250           5,238         115,573
General & Administrative Expense                             31,187          41,998         120,735         142,530
Litigation Settlement                                        40,000            --            40,000            --
                                                       ------------    ------------    ------------    ------------
    Total operating expenses                                 76,425          78,248         165,973         258,103
                                                       ------------    ------------    ------------    ------------
Loss from operations                                        (66,632)        (63,531)       (136,776)       (209,963)

Non-operating expense:
    Interest expense                                         (6,773)         (9,691)        (12,899)        (40,298)
                                                       ------------    ------------    ------------    ------------
         Total non-operating expense                         (6,773)         (9,691)        (52,899)        (40,298)
                                                       ------------    ------------    ------------    ------------
Loss before income taxes                                    (73,405)        (73,222)       (189,675)       (250,261)

Provision for income taxes                                     --               800           3,200           4,000
                                                       ------------    ------------    ------------    ------------

Net loss                                               $    (73,405)   $    (74,022)   $   (192,875)   $   (254,261)
                                                       ============    ============    ============    ============

Basic & diluted net loss per share                     $     (0.004)   $     (0.004)   $     (0.010)   $     (0.012)
                                                       ============    ============    ============    ============

Basic & diluted weighted average shares outstanding*     20,808,965      20,948,324      20,059,078      20,879,811
                                                       ============    ============    ============    ============


*Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended September 30, 2006 & 2005 and nine month period ended September 30, 2006 and 2005 are the same since the effect of dilutive securities are anti-dilutive.


The accompanying notes are an integral part of these consolidated financial statements


                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 & 2005
                                   (UNAUDITED)

                                                              2006          2005
                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (192,875)   $ (254,262)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                           103,178       120,817
      Shares issued for services                               29,400          --
      Decrease in current assets:
         Commission receivable                                    255          --
         Prepaid expenses                                        --           2,175
      Increase in current liabilities:
         Accrued expenses                                      59,557        41,015
                                                           ----------    ----------
   Net cash used in operating activities                         (485)      (90,255)
                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of loans                                           --          (3,000)
      Proceeds from issuance of common stock                     --          60,749
                                                           ----------    ----------
   Net cash provided by financing activities                     --          57,749
                                                           ----------    ----------

NET DECREASE IN CASH & CASH EQUIVALENTS                          (485)      (32,506)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                      4,790        35,871
                                                           ----------    ----------
CASH & CASH EQUIVALENTS, ENDING BALANCE                    $    4,305    $    3,365
                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest                                            $     --      $      120
                                                           ==========    ==========

       Income taxes                                        $     --      $    1,600
                                                           ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the nine month periods ended September 30, 2006 and 2005 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS & KTCC & KTIM (collectively "the Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Preparation

The accompanying Interim Consolidated Financial Statements are prepared in accordance with rules set forth in Retaliation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

2.       RECENT PRONOUNCEMENTS

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

3.       PROPERTY AND EQUIPMENT

Property and equipment consisted of following on September 30, 2006:

           Furniture, fixture and Equipment      $   64,641
           Less: Accumulated depreciation            64,125
                                                 ----------
                                                 $      516
                                                 ==========


4.       ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on September 30, 2006:

           Accounts payable                      $   49,398
           Accrued expenses                         102,274
           Accrued expenses (recovery of debt)      825,003
           Accrued taxes                             12,000
                                                 ----------
                                                 $  988,675
                                                 ==========


5.       NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of September 30, 2006. The note was due on December 15, 2004 and is overdue. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, entire amount of the note is due and recorded as a current liability. Interests for this note for three month periods ended September 30, 2006 and 2005 were $786. Interests for this note for nine month periods ended September 30, 2006 and 2005 were $2,357.

The Company had a Note payable of $49,000 and related accrued interest of $32,568, which was settled by issuing 897 shares of preferred stock on December 31, 2005. Each share of preferred stock has a par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. The preferred stock carries a 5% interest paid semi-annually. None interest was paid for the nine month period ended September 30, 2006. The interest was accrued $6,728 for the nine months.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



6.       NOTES PAYABLE - OFFICERS

The notes payable amounting $9,590 are due on demand, unsecured and bears an interest rate ranging from 3% to 6% per year. The interest expense accrued on these notes was $91 and $53 for the three month period ended September 30, 2006 and 2005. The interest expense accrued on these notes was $432 and $454 for the nine month period ended September 30, 2006 and 2005.

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

On March 31, 2005, the Company issued 50,294 shares of common stock for cash for $40,000 in relation to the stock purchase agreement with Fusion Capital LLC. On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares in October 14, 2004. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $245,216 through September 30, 2006.

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through
September  30,  2006,  the  Company has  amortized  prepaid  services  amounting
$182,468.

During the quarter ended September 30, 2006 the Company issued 2,100,000 shares of Common Stock for services performed for the Company. 1,000,000 shares of common stock were issued for legal services. The Company issued 750,000 shares of common stock for investment banking services. The Company also issued 300,000 shares of common stock for Investor Relation services. The Company issued 50,000 shares of Common Stock for business combination consulting services. The shares were valued at $29,400 based on the market price of $0.014 per share at the date of issuance.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.       UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on September 30, 2006:

           Prepaid Consulting Expenses           $    2,032
           Prepaid Commitment Expenses               67,827
                                                 ----------
                                                 $   69,859
                                                 ==========

9.       COMMITMENTS

On October 14, 2004, the Company entered into a common stock purchase agreement to sell Fusion Capital Fund II, LLC (FCF) up to $6 million of newly issued Company's common stock over a period of up to 30 months. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month the Company has the right to sell to FCF $200,000 of its common stock at a purchase price based upon the market price of its common stock on the date of each sale without any fixed discount to the market price. At the Company's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to FCF. The Company also has the right to terminate the agreement at any time without any additional cost. In connection with this, the Company issued 1,204,013 shares of common stock to FCF as commitment shares. This was valued at $313,043 based on the market price at the date of issuance. The Company has amortized prepaid funding amounting to $245,216 through September 30, 2006.

On September 22, 2006 The KingThomason Group, Inc. and the Mauriss Company, in front of the Judge, agreed to a settlement of issuing the Mauriss Company 1,000 2005 Series A Preferred Shares of The KingThomason Group, Inc. The Preferred Shares have a $100 par value and are convertible to common stock at $.10 per share. The preferred stock was not issued before the end of the period ended September 30, 2006. $40,000 expense was accrued for this occasion.

10.      EARNING PER SHARE

Net Income (net loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net income (net loss) per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share for the nine month period ended September 30, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

11.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for both income tax and interest during the three month period ended September 30, 2006 and paid $1,600 for income tax and $120 for interest during the three month periods ended September 30, 2005.

                    KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.      GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,769,914 at September 30, 2006. The Company's total liabilities exceed its total assets by $1,082,445. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2006 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

         Results of Operations - Third Quarter of 2006 Compared to Third Quarter of 2005

         KingThomason's revenues for Q3 2006 were less than those of Q3 2005 - $9,793 in Q3 2006 compared to $14,717 in Q3 2005. The principal reason for the decrease was reduction in the commissions received from the Insurance Division.

         Operating expenses decreased during Q3 2006 as compared with Q3 2005. Operating expenses decreased by $1,823 from $78,248 in Q3 2005 to $76,425 in Q3 2006.

         KingThomason had a net loss of $73,405 for Q3 2006, compared to a net loss of $74,022 for Q3 2005. The loss is attributed to insufficient income to cover expenses. We had a loss from operations of $36,893 for Q2 2006.

         Interim  Results of  Operations - First Nine Months of FY 2006 Compared
         -----------------------------------------------------------------------
to First Nine Months of FY 2005
-------------------------------

         Our revenues of $29,916 for the first nine months of FY 2006 were 39 percent less than those of $48,140 in the first nine months of FY 2005. The principal reason for the decrease was that some of the existing insurance business that the company had in force has been lapsing and falling off the books.

         Against this 39 percent decrease in revenues, we experienced a $92,130 or 36 percent decrease in operating expenses during this nine-month period as compared to the first nine months in FY 2005 - $165,973 in the first nine months of FY 2006 compared with $258,103 in the same period in FY 2005. The reason for this decrease in operating expenses was lower costs associated with operations.

         Our net loss of $192,875 during the first nine-months of FY 2006 represents a 24 percent decrease in net loss from $254,261 in the first nine months of FY 2005. The reason for this was the Company has been reducing its expenses and pushing to obtain profitability.


         Liquidity and Capital Resources
         -------------------------------

         The Company's cash balance was $4,305 as of September 30, 2006 as compared to $3,366 on September 30, 2005. Net cash used by operating activities was $485 as compared to net cash used of $90,255 in the corresponding period last year. Net decrease in cash and cash equivalents for the nine-month period ended September 30, 2006 was $485 as compared to a net increase of $32,506 in the corresponding period last year. Cash and cash equivalents were $4,305 on September 30, 2006 as compared to $3,365 on September 30, 2005.

         We are not liquid with $4,305 cash on hand at September  30, 2006.  The
$9,590 in current liabilities owed to officers is attributable to two promissory notes, the principal amounts of which are as follows:

----------------------- ----------------------------- ----------------- -------------- --------------
Lender                  Relationship to KingThomason  Principal Amount  Interest Rate  Maturity Date
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

         OUTLOOK

         The Company is in the process of structuring a business combination that will provide the ability to leverage its assets and bring value to its shareholders.

Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         A summons was served on the company on August 5, 2005 in an action styled The Mauriss Company, Plaintiff, v. KingThomason Credit Card Services, Inc.; The KingThomason Group, Inc.; and Does 1 through 50, inclusive, Defendants, Case No. 05CC06681, filed in the Superior Court (Unlimited) of the State of California, County of Orange, Central Justice Center. This is a complaint by a former consultant for breach of contract, open book account, account stated and services rendered. Plaintiff seeks damages against the defendants for the sum of $1,375,000, prejudgment interest, and costs of suit, including attorney's fees. The company has engaged legal counsel to actively defend this action. The Company believes that the action filed against KingThomason Group, Inc. has no merit and it intends to file a Motion to Quash the action. On September 22, 2006 The KingThomason Group, Inc. and the Mauriss Company, in front of the Judge, agreed to a settlement of issuing the Mauriss Company 1,000 2005 Series A Preferred Shares of The KingThomason Group, Inc.

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

Date:  November 13, 2006                            The KingThomason Group, Inc.



                                                    By  /s/ Thomas E. King III
                                                      --------------------------
                                                      T.E. King III, President