Form 10KSB
period 2006-12-31
KINGTHOMASON GROUP INC
filed 2007-04-16
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐ TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	333-60880 (Commission File Number)	73-1602395 (IRS Employer I.D. Number)

309 Avenue H, Suite #C
Redondo Beach, CA 90277
310-540-1960
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $36,953

State the aggregate market value of the 10,722,209 voting and non-voting common equity held by non-affiliates computed by reference to the $0.04 average bid and asked price of such common equity, as of April 3, 2007: $428,888.

As of February 22, 2007, there were 23,771,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	25
	Directors, Executive Officers and Significant Employees	25
	Audit Committee and Audit Committee Financial Expert	27
	Code of Ethics	28
	Compliance with Section 16(a) of the Exchange Act	28

Item 10	Executive Compensation	28
	Employment Contracts	29

Item 11	Security Ownership of Certain Beneficial Owners
	and Management	29

Item 12	Certain Relationships and Related Transactions	30

Item 13	Exhibits	30

Item 14	Principal Accountant Fees and Services	32

Signatures		33

iii

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

Our Business.

Presently we have two wholly owned and operating subsidiaries, KingThomason Credit Card Services, Inc. (KTCC) and KingThomason, Inc. (KTI) -

•
KTCC’s business plan is to offer a proprietary patient-pay medical accounts receivable recovery program, TotalCare, based on a credit card, that enables physicians and hospitals to recover that portion of a medical provider’s bill not covered by insurance and that is the responsibility of the patient, and

•	KTI markets healthcare insurance products, on a wholesale basis, to retail insurance brokerage firms that offer the products to the underinsured and uninsured.

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

•
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

•
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

•
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

Revenue by Sectors. Revenues from our subsidiaries during 2004, 2005 and 2006 are as follows:

	2004	2005	2006
KingThomason, Inc.	$73,231	$57,301	$36,526
KingThomason Financial Services	$710	$614	$427
KingThomason Credit Card Services	$0	$0	$0

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

Research and Development.

We have spent approximately $1,500,000 over the last five years in development and implementation activities of our products and services. We have worked to establish our agreements for the sale of the TotalCare medical accounts receivable program and the distribution of the wholesale insurance products. None of this has been borne by our customers.

Environmental Laws and Controls.

We have no direct costs with regard to complying with environmental laws and regulations.

Employees.

At present we have only one full-time company officer. Thomas King is the President and CEO of KingThomason Group, Inc. and runs its day-to-day operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during 2006 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

KingThomason’s Common Stock presently trades on the OTC Bulletin Board under the symbol KGTH, having been added to the OTC Bulletin Board on March 11, 2002. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for 2005 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2005:	High	Low
1st Qtr	$0.44	$0.25
2nd Qtr	$0.30	$0.08
3rd Qtr	$0.15	$0.03
4th Qtr	$0.08	$0.03
2006:
1st Qtr	$0.04	$0.025
2nd Qtr	$0.04	$0.01
3rd Qtr	$0.04	$0.015
4th Qtr	$0.04	$0.015

Holders.

There are approximately 536 holders of record of our company’s common stock.

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

Recent Sales of Unregistered Securities.

During 2006, we issued the following shares of common stock to the following persons in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506:

Date	Person	No. of Shares	Value of Consideration	Nature of Consideration

07-11-06	Michelle Chambers	1,000,000	$20,000	Legal Services Performed
07-11-06	William Walker	750,000	$15,000	Investment Banking Consulting Services
07-11-06	Patrick Sheedy	50,000	$1,000	Consulting about Market Trading Conditions
07-11-06	T.E. King Jr.	300,000	$6,000	Investor Relations Services
10-02-06	Ralph Mele	1,500,000	$30,000	Management of CBSI Merger
10-02-06	Arthur Mele	500,000	$10,000	Management of CBSI Merger

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

The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years December 31, 2005 and December 31, 2006:

	Fiscal Year Ended
	12-31-2005	12-31-2006

Sales	100%	100%

Operating expenses	(469)%	(608)%
Income (loss) from operations	(369)%	(508)%

Non-operating income (expense)	142%	624%

Net income (loss) after taxes	(1,300)%	(659)%

Results of Operations - Year ending 12/31/06 Compared to Year ending 12/31/05

KingThomason’s revenue was $36,953 for the year ended December 31, 2006, a decrease of $21,218 or 36%, compared to the revenue of $58,171 for the year ended December 31, 2005. The reason for the decrease in revenue was a decrease in the insurance services revenue.

Operating expenses decreased during the year ended December 31, 2006 as compared with the year ended December 31, 2005. Operating expenses decreased by $48,231 or 18% from $214,900 in 2005 to $187,887 in 2006.

Balance sheet items

Current assets of $5,326 on December 31, 2006, compares unfavorably with current liabilities of $1,106,386 at that time, an unfavorable current ratio of 0.004.

Outlook

The Company is in the process of restructuring its debt and seeking new business opportunities that will provide the ability to leverage its assets and increase shareholder value.

Liquidity and Capital Resources

We are not liquid with $5,326 cash on hand at fiscal 2006 year-end. The $9,585 in current liabilities owed to officers is attributable to two promissory notes, the principal amounts of which are as follows:

Lender	Relationship to KingThomason	Principal Amount	Interest Rate	Maturity Date

T.E. King III	President and Director	$6,047	6%	05-31-04
Hume A. “Tom” Thomason		$3,543	6%	05-31-04

It is believed that neither of the above lenders will be pressing demands for immediate payment of amounts owed to them.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

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

ITEM 7. FINANCIAL STATEMENTS.

Page
KingThomason Group, Inc. and Subsidiaries:
Consolidated Balance Sheet (Unaudited) December 31, 2006	10
Consolidated Statements of Operations (Unaudited) for the Years Ended
December 31, 2006 and 2005	11
Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) for the
Years Ended December 31, 2006 and 2005	12
Consolidated Statements of Cash Flows (Unaudited) for the Years
Ended December 31, 2006 and 2005	13
Notes to Consolidated Financial Statements	14

KING THOMASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$5,326
5,326
PROPERTY AND EQUIPMENT, NET	185
$5,511
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$968,157
Accrued interest	74,459
Note payable - officers	9,590
Note payable- others	54,180
Total current liabilities	1,106,386
STOCKHOLDERS' DEFICIT
Preferred stock, $100 par value; 10,000,000 shares authorized;
4,544 shares issued and outstanding	454,400
Common stock, $0.001 par value; 40,000,000 shares authorized;
21,771,636 shares issued and outstanding	21,772
Additional paid in capital	1,281,157
Less: Unamortized prepaid expenses	(37,540)
Accumulated deficit	(2,820,664)
Total stockholders' deficit	(1,100,875)
$5,511

The accompanying notes are an integral part of these consolidated financial statements.

KING THOMASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 2006 & 2005

	2006	2005

Net Revenues
Commission Income	$36,953	$58,171

Operating Expenses
Consulting Expense	6,250	123,669
General & Administrative Expense	218,590	149,402
Total Operating Expenses	224,840	273,071

Loss From Operations	(187,887)	(214,900)

Non-operating Income (Expense):
Interest Expense	(52,536)	(76,388)
Gain on Extinguishment of Debt	-	362,894
Total Non-operating Income (Expense)	(52,536)	286,506

Income (Loss) Before Income Taxes	(240,423)	71,606

Provision For Income Taxes	(3,200)	(3,200)

Net Income (Loss) Before Extraordinary Item	(243,623)	68,406

Extraordinary Item - Loss on Settlement of Debt	-	(825,002)

Net Loss	$(243,623)	$(756,596)

Basic & Diluted Loss Per Share Before Extraordinary Item	$(0.010)	$0.000

Extraordinary Item Per Share	$0.000	$(0.020)

Basic & Diluted Net Loss Per Share	$(0.010)	$(0.020)

Basic & Diluted Weighted Average Shares Outstanding*	25,115,020	39,166,405

* Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2005 & 2006 are the same since there is no dilutive effect

The accompanying notes are an integral part of these consolidated financial statements.

KING THOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE TWO YEARS ENDED DECEMBER 31, 2006 & 2005

	Common stock		Preferred stock
	Number of shares	Amount	Number of shares	Amount	Additional paid in capital	Unamortized prepaid expenses	Accumulated deficit	Total stockholders' deficit
Balance as of January 1, 2005	20,808,084	$20,808	-	$-	$1,537,976	$(309,464)	$(1,820,443)	$(571,123)

Shares issued for cash	50,294	50	-	-	39,950	-	-	40,000

Shares issued for consulting and legal services	62,500	63	-	-	14,688	-	-	14,751

Shares issued for forbearance agreement	60,000	60	-	-	5,940	-	-	6,000

Shares canceled	(1,309,242)	(1,309)	-	-	1,309	-	-	-

Preferred stock issued for settlement of debt	-	-	4,544	454,400	(346,006)	-	-	108,394

Amortization of prepaid expenses	-	-	-	-	-	140,636	-	140,636

Net loss for the year	-	-	-	-	-	-	(756,596)	(756,596)

Balance as of December 31, 2005	19,671,636	19,672	4,544	454,400	1,253,857	(168,828)	(2,577,040)	(1,017,940)

Shares issued for consulting and legal services	2,100,000	2,100	-	-	27,300	-	-	29,400

Amortization of prepaid expenses	-	-	-	-	-	131,288	-	131,288

Net loss for the year	-	-	-	-	-	-	(243,623)	(243,623)

Balance as of December 31, 2006	21,771,636	$21,772	4,544	$454,400	$1,281,157	$(37,540)	$(2,820,664)	$(1,100,875)

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 2006 & 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243,623)	$(756,596)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	4,539	5,635
Amortization of prepaid consulting expenses	131,288	140,636
Loss on extinguishment of debt	-	(362,894)
Loss on settlement of debt	-	825,002
Shares issued for legal fees	29,400	20,751
(Increase) / decrease in current assets:
Commission receivable	255	(255)
Prepaid expenses	-	3,975
Increase in current liabilities:
Accounts payable, accrued expenses, and accrued interest	78,677	55,666

Net cash provided (used) in operating activities	536	(68,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans	-	(3,000)
Proceeds from issuance of common stock	-	40,000
Net cash provided by financing activities	-	37,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	536	(31,081)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,790	35,871

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,326	$4,790

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the years ended December 31, 2006 and 2005 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTFI, KTCC & KTIM. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2006 and 2005 were $1,137 and $4,137 respectively.

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

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the years ended December 31, 2006 and 2005.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

3.	RECENT PRONOUNCEMENTS

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of following on December 31, 2006:

Furniture, fixture and Equipment	$64,641
Less: Accumulated depreciation	(64,456)
$185

Depreciation expenses amounted to $4,539 and $5,635 for the years ended December 31, 2006 and 2005, respectively.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on December 31, 2006:

Accounts payable	$53,070
Accrued expenses	78,084
Accrued expenses (recovery of debt)	825,003
Accrued taxes	12,000
$968,157

6.	NOTE PAYABLE - OTHER

The Company has a note payable to a vendor with a principal of $54,180 as of December 31, 2006. The note was due last December 15, 2005 and has not been paid as of December 31, 2006. As of December 31, 2006, accrued interest recorded relative to this note is $25,065.

7.	NOTES PAYABLE - OFFICERS

The company has two notes payables to officers amounting $6,047 and $3,543 respectively. Both of them are due on demand, unsecured and bear interest rates of 6% per year. The interest expenses accrued on these notes for the years ended December 31, 2006 and 2005 were both $575. As of December 31, 2006, accrued interest for these notes amounted to $3,955.

8.	GAIN ON SETTLEMENT OF DEBT

On July 15, 2002, the Company issued $90,000 worth of 12%, 18-month term, Convertible Debentures (the “Debentures”), on July 18, 2002, the Company issued an additional $100,000 worth of the Debentures with 12%, 18 month term and on October 30, 2002, the Company issued an additional $20,000 worth of the Debentures with 12%, 18 month term.

The holder may extend the term for an additional 18 months with a written notice at least 30 days before the end of the term. The extended note will bear 12.5% interest rate per year. When the note is extended, two additional extension options may be made by the holder with a written notice. Each extension of the note will increase its interest rate by 0.5%. Therefore, effective interest rate will be as follows; Term one-12%, Term two-12.5%, Term three-13%, and Term four-13.5%. The interests are payable quarterly starting October 2002. Interest for the years ended December 31, 2005 and 2004 amounted to $ 28,350 and $26,250 respectively.

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above mentioned $210,000 convertible debentures were converted to 3,046 shares of preferred stock on December 31, 2005. Each share of preferred stock has par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. A gain of $250,394 for the conversion was recorded.

Notes payable of $88,000 was settled by issuing 1,498 shares of preferred stock on December 31, 2005. Each share of preferred stock has a par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. A gain of $112,500 for the settlement of debt was recorded.

9.	STOCKHOLDERS’ DEFICIT

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

At August 21, 2006, 2,100,000 shares of Common Stock were issued for services performed for the Company. 1,000,000 shares of common stock were issued for legal services. 750,000 shares of common stock were issued for investment banking services; 300,000 shares of common stock were issued for Investor relation services; 50,000 shares of Common Stock were issued for business combination consulting services. The shares were valued at $29,400 based on the market price of $0.014 per share at the date of issuance.

11.	UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on December 31, 2006:

Unamortized Prepaid Consulting Expenses	$1,018
Unamortized Prepaid Funding Expenses	36,522
$37,540

Amortization expenses for prepaid funding expenses amounted to $125,217 for the years ended December 31, 2006 and 2005, respectively.

Amortization expenses for prepaid consulting expenses amounted to $6,071 and $15,419 for the years ended December 31, 2006 and 2005, respectively.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expenses for the next five years are as follows:

One year after 2006	37,540
Two years after 2006	0
Three years after 2006	0
Four years after 2006	0
Five years after 2006	0

12.  EARNING (LOSS) PER SHARE

Earnings (loss) per share for the years ended December 31, 2006 and 2005 were determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Basic and diluted losses per share were $0.008 and $0.020 for the years ended December 31, 2006 and 2005, respectively. Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2005 & 2006 are the same since there is no dilutive effect.

13.  STOCK-BASED COMPENSATION PLAN

In 2002 and 2003, the Company issued 725,253 options to three executive officers. The options vest over a period of twelve months and have a term of five years. Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). There were no stock compensation expenses under intrinsic value method prior to January 1, 2006.

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	725,253	$0.18	$0
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding December 31, 2006	725,253	$0.18	$0

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$0.25	200,000	0.50	$0.25	200,000	0.50
$0.15	500,000	1.50	$0.15	500,000	1.50
$0.10	25,253	1.83	$0.10	25,253	1.83

There were no unvested stock options as of December 31, 2005.

During the year ended December 31, 2006, there were no options granted by the Company.

14.	EXTRAORDINARY ITEM - GAIN (LOSS) ON EXTINGUISHMENT OF DEBT AND DUE TO CONSULTANT

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Extraordinary item - Gain (loss) on extinguishment of debt" amounting to $825,002 for the year ended 2004. The amended agreement also provides for payment of $30,000 payable by August 25, 2004 followed by payments equal to $5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of December 31, 2004, accrued consulting fees for this consultant amounts to $15,000. The company stops paying the consultant from February 2005 and cancelled the 500,000 shares issued to the consultant. According to the debt restoration agreement, once the payment is past due, the debt that has been forgiven will be restored immediately. Accordingly, the Company has incurred "Extra ordinary item - Gain (loss) on extinguishment of debt" amounting to $825,002 for the years ended 2005 and has recorded an amount due to consultant amounting $825,002.

15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $0 for interest during the twelve month period ended December 31, 2006. The Company paid $0 for income tax and $137,240 interest (by issuance of preferred stock) for the year ended December 31, 2005.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,820,664 as of December 31, 2006 including losses of $243,623 and $756,596 for the years ended December 31, 2006 and 2005. The Company’s total liabilities exceed its total assets by $1,100,875. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8A(T).CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2006 that was not reported.

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

The KingThomason Group, Inc. (the Nevada holding company)

Person	Office	Office Held Since	Term of Office
Thomas King III, 39	President, Chief Financial Officer and Director	7-00 7-00 7-00	12-07 12-07 12-07
T.E. King Jr., 71	Director	1-06	12-07
William T. Walker, Jr., 71	Director	4-02	12-07

KingThomason, Inc. (California)

Person	Office	Office Held Since	Term of Office
T.E. King III, 39	Chief Financial Officer, Secretary and Director	9-98 9-98 9-98	12-07 12-07 12-07

KingThomason Financial Services, Inc.

Person	Office	Office Held Since	Term of Office
T.E. King III, 39	Chief Financial Officer, Secretary and Director	4-99 4-99 4-99	12-07 12-07 12-07

KingThomason Credit Cards Services, Inc.

Person	Office	Office Held Since	Term of Office
T.E. King III, 39	President, Secretary and Director	1-00 1-00 1-00	12-07 12-07 12-07

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

T.E. King Jr. - Director. Mr. King received a bachelor of arts degree in finance in 1958 from Northwestern University and attended the J.L. Kellogg Graduate School of Management in 1958-1959. He was employed during 1959-1960 as a floor specialist trainee by Cruttenden & Co., a Midwest Stock Exchange firm, in Chicago, Illinois and in 1960-1961 as an investment analyst for Cruttenden Podesta in Chicago. He was employed during the period 1961-1963 in San Francisco, California, first as vice president of research and corporate finance for Walter C. Gorey & Co. and then as the senior vice president of research for Henry F. Swift & Co. From 1963 to 1966 he was employed in Chicago by Dempsey Tegeler & Co. as vice president of investment research for its Midwest region and as a position over-the-counter trader. From 1966 to 1967 he was employed in San Francisco as the Bay area director of research for a New York-headquartered national brokerage firm. From 1967 to 1974 he was the executive vice president and member of the board of directors of Financial Relations Board, Inc. in Chicago, Illinois and Los Angeles, California. From 1974 until the present he has served as the president of King & Assoc. in Los Angeles, California. King & Assoc. is a full-service financial community/shareholder relations/corporate finance consulting firm for public companies.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Total
T.E. King III, CEO	2006 2005	$ $	0 16,000	$ $	0 0	$ $	0 16,000

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

T.E. King III	100,000	100,000	0	$0.25	01-01-2007
T.E. King III	200,000	200,000	0	$0.15	01-01-2008

Compensation of Directors

The directors of KingThomason Group and its subsidiaries received the following compensation in 2006 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Thomas King III	0	$0	0	0	0	0	$0
T.E. King Jr.	0	$15,000	0	0	0	0	$15,000
William T. Walker	0	$6,000	0	0	0	0	$6,000

Employment Contracts.

We have no employment contracts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information as of March 16, 2007 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:

	No. of Shares		% of Class

T.E. King III 309 Avenue H, Suite C Redondo Beach, CA 90277	6,393,464	(1)	29.4%
Hume A. (“Tom”) Thomason 2248 Merrimack Valley Avenue Henderson, NV 89044	5,793,463	(1)	26.6%
William T. Walker, Jr. P. O. Box 10684 Beverly Hills, CA 90213	900,000	(2)	4%
Ralph Mele 4228 W. Ruby Hill Drive Pleasanton, CA 94566	1,500,000		7%
T.E. King Jr. 520 The Village Dr. #208 Redondo Beach,CA,90277	712,500		5.5%
Officers and Directors as a Group (5 persons)	13,049,427	(1)(2)	54.9%

(1)	Includes 300,000 shares which this person could purchase through the exercise of warrants.

(2)	Includes 100,000 shares which this person could purchase through the exercise of warrants.

*	Less than 1 percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

•	the officers and directors;

•	any nominees for election as a director;

•	any beneficial owners of more than 5 percent of our voting securities;

•	any member of the immediate family of any of the above persons.

ITEM 13. EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

3.1	-	Articles of Incorporation of The KingThomason Group, Inc.*

3.1.1	-	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+

3.2	-	Bylaws of The KingThomason Group, Inc.*

10.3	-	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	-	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	-	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*

10.6	-	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*

10.7	-	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	-	Strategic Marketing Agreement of January 1, 2004, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

10.9	-	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+

10.10	-	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+

14	-	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

19	-	Letter to the Shareholders.++

20.1	-	Audit Committee Charter.++

20.2	-	Compensation Committee Charter.++

20.3	-	Governance and Nominating Committee Charter.++

20.4	-	Corporate Governance Principles.++

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Registrant’s press release dated October 18, 2005.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2004; incorporated herein.

+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2005; incorporated herein.

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2005; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.

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

Fiscal Year ended December 31, 2006	$32,000
Fiscal Year ended December 31, 2005	$32,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007	The KingThomason Group, Inc.

	By	/s/ Thomas E. King III
T.E. King III, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2007	/s/ Thomas E. King III
T.E. King III, President, Chief Financial Officer and Director

Date: April 16, 2007	/s/ T.E. King Jr.
T.E. King Jr., Director

Date: April 16, 2007	/s/ William T. Walker, Jr.
William T. Walker, Jr., Director

The KingThomason Group, Inc.
Commission File No. 333-60880

EXHIBIT INDEX

Form 10-KSB
For the Fiscal Year Ended 12-31-06

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

3.1	-	Articles of Incorporation of The KingThomason Group, Inc.*

3.1.1	-	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock).*+

3.2	-	Bylaws of The KingThomason Group, Inc.*

10.3	-	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	-	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	-	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*

10.6	-	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*

10.7	-	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	-	Strategic Marketing Agreement of January 1, 2004, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

10.9	-	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+

1

10.10	-	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+

14	-	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

19	-	Letter to the Shareholders.++

20.1	-	Audit Committee Charter.++

20.2	-	Compensation Committee Charter.++

20.3	-	Governance and Nominating Committee Charter.++

20.4	-	Corporate Governance Principles.++

31	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-	Registrant’s press release dated October 18, 2005.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2004; incorporated herein.

2

+	Previously filed with Form 8-K 10-14-02, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2005; incorporated herein.

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2005; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.

3