Form 10QSB
period 2007-03-31
KINGTHOMASON GROUP INC
filed 2007-05-22
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	333-60880 (Commission File Number)	73-1602395 (IRS Employer I.D. Number)

21702 Evalyn Avenue
Torrance, CA 90503
(310) 540-1960
(Address and telephone number of registrant's principal
executive offices and principal place of business)

309 Avenue H, #C
Redondo Beach, CA 90277
(Former address of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of May 21, 2007, there were 23,771,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$5,616

5,616

PROPERTY AND EQUIPMENT, NET	120

$5,736

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$972,137
Accrued interest	36,504
Note payable - officers	9,590
Note payable - related parties	0
Note payable- others	54,180

Total current liabilities	1,072,411

STOCKHOLDERS' DEFICIT
Preferred stock, $100 par value; 10,000,000 shares authorized;
3,647 shares issued and outstanding	364,700
Common stock, $0.001 par value;100,000,000 shares authorized;
19,671,636 shares issued and outstanding	19,672
Additional paid in capital	188,726
Less: Unamortized prepaid expenses	(69,859)
Accumulated deficit	(2,722,083)
Total stockholders' deficit	(2,218,844)

$(1,146,433)

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 & 2006
(UNAUDITED)
	2007	2006
Revenues
Commission income	$6,605	$9,731
Net revenues	6,605	9,731

Operating Expenses
Consulting Expense		2,180
General & Administrative Expense	7,337	44,668
Total operating expenses	7,337	46,848

Loss from operations	(732)	(37,117)

Non-operating income (expense):
Gain on extinguishment of debt		825,002
Interest expense	(6,734)	(3,063)
Total non-operating income (expense)	(6,734)	821,939

Loss before income taxes	(7,466)	784,822

Provision for income taxes	-	2,400

Net loss	$(7,466)	$782,422

Basic & diluted net loss per share	$(0.000)	$0.020

Basic & diluted weighted average shares outstanding *	25,115,020	39,166,405

*Weighted average number of shares used to compute basic and diluted loss per share for the three month periods ended March 31, 2007 & 2006 are the same since the effect of dilutive securities are anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 & 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,466)	$782,422
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	36,560	34,712
(Increase) / decrease in current assets:
Prepaid expenses	-
Increase in current liabilities:
Accrued expenses	(982)	(819,791)
Net cash used in operating activities	28,112	(2,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-
Net cash provided by financing activities	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	28,112	(2,658)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,616	4,790

CASH & CASH EQUIVALENTS, ENDING BALANCE	$33,728	$2,132

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  THESE FINANCIALS HAVE NOT BEEN REVIEWED BY OUR AUDITOR

2.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Principles of Consolidation & Recapitalization

The accompanying consolidated financial statements for the year ended December 31, 2006 and 2005 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTFI, KTCC & KTIM. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

4.  RECENT PRONOUNCEMENTS

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

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company believes that the adoption of these standards will have no material impact on its financial statements.

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of following on March 31, 2007:

Furniture, fixture and Equipment	$64,641
Less: Accumulated depreciation	59,917
$4,724

6.  ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on March 31, 2007:

Accounts payable	$50,129
Accrued expenses	893,087
Accrued taxes	8,800
$952,016

7.  NOTE PAYABLE - OTHER

The Company has a note payable to a vendor amounting to $54,180 as of December 31, 2005. The note was due last December 15, 2005 and has not been paid as of December 31, 2005. The note payable is unsecured and bears an interest rate of 5.8% per year. Per agreement, the note was to be adjusted against the rebates the Company would have received from the vendor, subject to the Company meeting certain production requirements. The note was to be adjusted at 20% of the original balance per year against the rebates earned. However, in June 2002, the Company ceased the association with the entity. Therefore, pursuant to the agreement on the note, the entire amount of the note is due and recorded as a current liability. Interest for this note for the years ending December 31, 2005 and 2004 were $3,140.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.  NOTES PAYABLE - OFFICERS

The notes payable amounting to $9,590 are due on demand, unsecured and bear an interest rate of 6% per year. The interest expense accrued on these notes was $575 and $665 for the year ended December 31, 2006 and 2005, respectively.

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

Attached to the Debentures, the Company granted non-transferable Warrants to purchase, at a purchase price of $0.25 a share, four shares of common stock of the Company for each dollar of the principal amount of the note. The warrants expire on the due dates of the notes. The fair value of the warrants, which was calculated using the Black Scholes module, was zero at the date of issuance using the following assumptions:

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

Note payable of $39,000 was settled by issuing 601 shares of preferred stock on December 31, 2005. Each share of preferred stock has a par value of $100 and each share would be eligible to be converted into 1,000 shares of common stock. A gain of $45,135 for the settlement of debt was recorded.

10.  STOCKHOLDERS’ DEFICIT

On May 17, 2005, the Company issued 37,500 shares of common stock to an officer in lieu of interest accrued on a note payable of $3,000. The shares were valued at $7,500 based on the market price of $0.20 per share at the date of issuance. Interest expense of $7,500 was booked accordingly.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On January 23, 2004, the company entered into a Media Transfer and Stock Purchase agreement with Digital Alliance Group, LLC (Media Provider) and Millennium Capital Quest Corp. (Agent). On the closing date, the Media Provide conveyed, assigned and transferred all right, title and interest without encumbrance of any kind Media Credits representing Fifty Million Dollars in retail rate card media credits, per the agreement, to the company. The company issued 809,242 shares of its common stock valued at $80,924 for the acquisition of the Media rights. According to the agreement, the common stock will be redeemable by the Company for an aggregate price of One Dollar ($1.00) provided that certain terms are not met. On May 23, 2005 the Company purchased back the 809,242 shares issued to Millennium Capital Quest by paying $1. The shares were retuned for non-performance and was officially cancelled on December 31, 2005.

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

11.  UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on March 31, 2007:

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prepaid Consulting Expenses	$7,089
Prepaid Funding Expenses	161,739
$168,828

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

On March 22, 2004, the company entered into a consulting agreement for one year period with Venture Street Capital Partners, LLC (VS) to provide telephone consultation, strategic advisement and referral services. The Company issued the company’s common stock for 150,000 shares by Rule 144. In addition, The Company shall pay to VS a nonrefundable retainer fee of Commission of ten percent (10%) cash USD of all transactions of financing’s from any referral made by VS. In regards to 144 securities the corporation will furnish a restriction-lifting opinion letter from corporate counsel with the restriction to be lifted after 1 year for sales made in compliance with Rule 144.

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

13.  EARNING PER SHARE

Earnings per share for the year quarter March 31, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

14.  EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as “Extra ordinary item - Gain (loss) on extinguishment of debt” amounting to $825,002 for the year ended 2004. The amended agreement also provides for payment of $30,000 payable by August 25, 2004 followed by payments equal to $5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of December 31, 2006, accrued consulting fees for this consultant amounts to $15,000. The company stops paying the consultant from March 2005 and cancelled the 500,000 shares issued to the consultant. According to the debt restoration agreement, once the payment is past due, the debt that has been forgiven will be restored immediately. Accordingly, the Company has incurred “Extra ordinary item - Gain (loss) on extinguishment of debt” amounting to $825,002 for the year ended 2005.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $137,240 for interest by issuing preferred stock during the year ended December 31, 2005 and $1,347 for income tax and $106 interest for the year ended December 31, 2004.

16.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,218,844 as of March 31, 2007 including losses of $833,951 and $240,918 for the years ended December 31, 2006 and 2005. The Company’s total liabilities exceed its total assets by $1,146,433. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2007 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - First Quarter of 2007 Compared to First Quarter of 2006

Our revenues of $6,605 for the first three-months of FY 2007 were 32 percent less than those of $9,731 in the first three-months of FY 2006. The principal reason for the decrease was that some of the existing insurance business that the company had in force has been lapsing and falling off the books.

Against this 32 percent decrease in revenues, we experienced a $39,511 or 84 percent decrease in operating expenses during this three-month period as compared to the first three months in FY 2006 - $7,337 in the first three months of FY 2007 compared with $46,848 in the same period in FY 2006. The reason for this decrease in operating expenses was lower costs associated with operations.

Our net loss of $7,466 during the first three-months of FY 2007 represents a considerable decrease from our net gain of $782,422 in the first three-months of FY 2006. However, during the 2006 Q1 we had a non-recurring extraordinary gain of $825,002 realized on the extinguishment of debt. Absent that gain, we would have reported net loss of $42,580 for Q1 2006.

Liquidity and Capital Resources

The Company’s cash balance was $5,616 as of March 31, 2007 as compared to $2,132 on March 31, 2006. Net cash provided by operating activities was $28,112 as compared to net cash used $2,657 in the corresponding period last year.

We are not liquid with $5,616 cash on hand at March 31, 2007 and current liabilities of $1,072,411. The $9,590 in current liabilities owed to officers is attributable to two promissory notes, the principal amounts of which are as follows:

Lender	Relationship to KingThomason	Principal Amount	Interest Rate	Maturity Date

T.E. King III	President and Director	$6,047	6%	05-31-07
Hume A. “Tom” Thomason	Secretary and Director	$3,543	6%	05-31-07

It is believed that none of the above lenders will be pressing demands for immediate payment of amounts owed to them. KingThomason plans on raising additional capital later in 2007.

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

Date: May 21, 2007	The KingThomason Group, Inc.

	By	/s/ Thomas E. King III
T.E. King III, President