Form 10QSB
period 2007-06-30
KINGTHOMASON GROUP INC
filed 2007-08-17
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-60880	73-1602395
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

21702 Evalyn Avenue
Torrance, CA 90503
(310) 540-1960
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 14, 2007, there were 23,771,636 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$782

782

PROPERTY AND EQUIPMENT, NET	2,087

$2,869

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$86,391
Accrued interest	0
Note payable - officers	0
Note payable - related parties	0
Note payable - others	0

Total current liabilities	86,391

STOCKHOLDERS' DEFICIT
Preferred stock, $100 par value; 10,000,000 shares authorized; 3,647 shares issued and outstanding	364,700
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,771,636 shares issued and outstanding	23,772
Additional paid in capital	309,358
Less: Unamortized prepaid expenses	(69,859)
Accumulated deficit	(711,492)
Total stockholders' deficit	(83,522)
$2,869

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2007 & 2006
(UNAUDITED)

	Three month periods ended		Six month periods ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Commission income	$4,681	$9,672	11,286	19,403
Net revenues	4,681	9,672	$11,286	$19,403

Operating Expenses
Consulting Expense				-
General & Administrative Expense	7,337	42,701	14,674	89,548
Total operating expenses	7,337	42,701	14,674	89,548

Loss from operations	(2,656)	(33,029)	(3,388)	(70,145)

Non-operating income (expense):
Gain on extinguishment of debt	(609,111)		(609,111)
Interest expense	(10,975)	(3,063)	(17,709)	(6,126)
Total non-operating income (expense)	(620,086)	(3,063)	(626,820)	(12,253)

Loss before income taxes	(622,742)	(36,092)	(21,097)	(76,272)

Provision for income taxes	-	800		3,200

Net loss	$(622,742)	$(36,892)	(21,097)	(79,472)

Basic & diluted net loss per share	$(0.025)	$(0.002)	(0.025)	(0.00)

Basic & diluted weighted average shares outstanding	25,115,020	19,671,636	25,115,020	19,671,636

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2007 & 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622,742)	$782,422
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,560	34,712
(Increase) / decrease in current assets:
Prepaid expenses	-
Increase in current liabilities:
Accrued expenses	(40,623)	(819,791)
Net cash used in operating activities	(626,805)	(2,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-
Net cash provided by financing activities	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(626,805)	(2,658)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,616	4,790

CASH & CASH EQUIVALENTS, ENDING BALANCE	$(621,189)	$2,132

The accompanying notes are an integral part of these consolidated financial statements

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THESE FINANCIALS HAVE NOT BEEN REVIEWED BY OUR AUDITOR

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

The Company believes that the adoption of these standards will have no material impact on its financial statements.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of following on June 30, 2007:

Furniture, fixture and Equipment	$2,087
Less: Accumulated depreciation	1,917
$170

5.	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on June 30, 2007:

Accounts payable	$86,391
Accrued taxes	800
$87,191

6.	GAIN ON SETTLEMENT OF DEBT

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

7.	STOCKHOLDERS’ DEFICIT

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

8.	UNAMORTIZED PREPAID EXPENSES

Unamortized Prepaid Expenses consisted of following on June 30, 2007:

Prepaid Consulting Expenses	$7,089
Prepaid Funding Expenses	161,739
$168,828

9.	COMMITMENTS

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

10.	EARNINGS PER SHARE

Earnings per share for the quarter June 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

11.	EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company paid $0 for income tax and $137,240 for interest by issuing preferred stock during the year ended December 31, 2005 and $1,347 for income tax and $106 interest for the year ended December 31, 2004.

13.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $711,492 as of June 30, 2007. The Company’s total liabilities exceed its total assets by $83,522. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2007 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations – Second Quarter of 2007 Compared to Second Quarter of 2006

Our revenues of $4,681 for the second quarter (Q2) of FY 2007 were 76 percent less than those of $19,403 in the second quarter (Q2) of FY 2006. The principal reason for the decrease was that some of the existing insurance business that the company had in force has been lapsing and falling off the books and that the wholly owned subsidiaries of KingThomason Group, Inc. have been spun-off to the shareholders.

Against this 76 percent decrease in revenues, we experienced a $613,960 or 91 percent increase in operating expenses during Q2 2007 as compared to Q2 2006 - $620,086 in Q2 of FY 2007 compared with $6,126 in Q2 FY 2006. The reason for this increase in operating expenses was the Company incurring a large increase to expenses from the writing off of assets that it carried for the subsidiaries that were spun-off.

Our net loss of $622,742 during Q2 of FY 2007 represents a very considerable decrease from our net loss of $48,167 in Q2 of FY 2006. However, during the 2007 Q2 we had a non-recurring extraordinary expense of $609,111 realized on the extinguishment of debt. Absent that gain, we would have reported net loss of $13,631 for Q2 2007.

Interim Results of Operations – First Half of FY 2007 Compared to First Half of FY 2006

Our revenues of $11,286 for the first half of FY 2007 were 42 percent less than those of $19,403 in the first half of FY 2006. The principal reason for the decrease was that some of the existing insurance business that the company had in force has been lapsing and falling off the books.

Against this 42 percent decrease in revenues, we experienced a $66,757 or 95 percent decrease in operating expenses during this six-month period as compared to the first six months in FY 2006 - $3,388 in the first six months of FY 2007 compared with $70,145 in the same period in FY 2006. The reason for this decrease in operating expenses was lower costs associated with operations.

Our net loss of $626,820 during the first half of FY 2007 represents decrease in net loss from $12,253 in the first half of FY 2006. The reason for this was that the Company had a non-recurring extraordinary expense of $609,111 realized on the extinguishment of debt.

Liquidity and Capital Resources

The Company’s cash balance was $782 as of June 30, 2007 as compared to $6,471 on June 30, 2006. Net cash provided by operating activities was $4,681 as compared to net cash used of $7,337 in the corresponding period last year.

We are not liquid with $782 cash on hand at June 30, 2007 and current liabilities of $86,391.

OUTLOOK

KingThomason Group, Inc. has not been successful in raising capital in an amount necessary to fund the execution of the business plan including its most prospective subsidiary KingThomason Credit Cards, Inc. Furthermore, the Company’s only currently operating subsidiary, KingThomason, Inc., similarly hampered by a lack of operating capital, is producing revenues insufficient to pay the operating expenses associated with being a U.S. publicly held company. Consequently, KingThomason’s Board of Directors has determined that the Company’s most prudent course of action is to seek a business combination. To that end in June of 2007 the Board resolved that it would sell to KingThomason, Inc. its non-active, dormant subsidiaries and divest itself of KingThomason, Inc. by spinning it off to its shareholders in the form of a stock dividend. The effect of this action, together with the settlement of a lawsuit, is that KingThomason Group, Inc. has insubstantial assets, no business operations and a balance sheet with less than $87,000 in debt and is a shell corporation.

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

Date: August 16, 2007	The KingThomason Group, Inc.

	By	/s/ Thomas E. King III
T.E. King III, President