Form 10QSB
period 2007-09-30
KINGTHOMASON GROUP INC
filed 2007-11-09
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 24, 2007, there were 25,115,020 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒  No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash & cash equivalent	$378

378

PROPERTY AND EQUIPMENT, NET	2,087

$2,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,976
Accrued interest	0
Note payable - officers	0
Note payable - related parties	0
Note payable - others	0

Total current liabilities	92,976

STOCKHOLDERS' DEFICIT
Preferred stock, $100 par value; 10,000,000 shares authorized; 3,647 shares issued and outstanding	304,600
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,771,636 shares issued and outstanding	23,772
Additional paid in capital	309,358
Less: Unamortized prepaid expenses	(67,827)
Accumulated deficit	(660,414)
Total stockholders' deficit	(90,512)

$2,465

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 & 2006
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Commission income	$0	$9,793	11,286	21,196
Net revenues	0	9,793	$11,286	$21,196

Operating Expenses
Consulting Expense		5,238	4287	5,238
General & Administrative Expense	7,337	71,187	496	160,735
Total operating expenses	2,433	76,425	4,783	165,973

Loss from operations	(2,433)	(66,632)	6,503	(144,777)

Non-operating income (expense):
Gain on extinguishment of debt			(609,111)
Interest expense	(6,585)	(6,773)	(17,506)	(12,899)
Total non-operating income (expense)	(6,585)	(6,773)	(626,617)	(25,798)

Loss before income taxes	(9,018)	(73,405)	(11,003)	(157,676)

Provision for income taxes	-	800		3,200

Net loss	$(9,018)	$(74,205)	(11,003)	$(160,876)

Basic & diluted net loss per share	$(0.000)	$(0.004)	(0.025)	$(0.01)

Basic & diluted weighted average shares outstanding	25,115,020	20,808,965	25,115,020	20,059,078

The accompanying notes are an integral part of these consolidated financial statements.

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 & 2006
(UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,003)	$(152,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services		29,400
Depreciation and amortization	36,560	103,178
(Increase) / decrease in current assets:		255
Prepaid expenses	-
Increase in current liabilities:
Accrued expenses	(34,038)	19,557
Net cash used in operating activities	(8,481)	(485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-
Net cash provided by financing activities	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(8,481)	(485)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,616	4,790

CASH & CASH EQUIVALENTS, ENDING BALANCE	$(2,865)	$4,305

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

The Company believes that the adoption of these standards will have no material impact on its financial statements.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of following on September 30, 2007:

Furniture, fixtures and equipment	$2,087
Less: accumulated depreciation	1,917
$170

5.	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following on September 30, 2007:

Accounts payable	$88,481
Accrued taxes	800
$89,281

6.	GAIN ON SETTLEMENT OF DEBT

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 31, 2005 the Company cancelled 500,000 shares issued to a consultant for non performance (Note 14).

During the year ended December 31, 2004, the company issued 1,000,000 shares of common stock for prepaid consulting service amounting $184,500. Through December 31, 2005, the Company has amortized prepaid services amounting to $7,089.

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

Unamortized Prepaid Expenses consisted of following on September 30, 2007:

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

Earnings per share for the nine-month periods ended September 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

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

KINGTHOMASON GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13.	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $660,414 as of September 30, 2007. The Company’s total liabilities exceed its total assets by $90,512. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations, The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2007 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations – Third Quarter of 2007 Compared to Third Quarter of 2006

Our revenues of $0 for the third quarter (Q3) of FY 2007 were 100 percent less than those of $9,793 in the third quarter (Q3) of FY 2006. The principal reason for the decrease was that all of the operating subsidiaries have been spun off to the shareholders in preparation for a business combination.

Against this 100 percent decrease in revenues, we experienced $2,433 in operating expenses during Q3. The reason for these operating expenses was the Company’s incurring ordinary operating expenses as a shell corporation.

Our net loss of $9,018 during Q3 of FY 2007 represents a very considerable decrease from our net loss of $48,167 in Q3 of FY 2006.

Interim Results of Operations - First Nine Months of FY 2007 Compared to First Nine Months of FY 2006

Our revenues of $11,286 for the first nine months of FY 2007 were 47 percent less than those of $21,196 in the first nine months of FY 2006. The principal reason for the decrease was that the operating subsidiaries were spun off to shareholders in preparation for a business combination.

Against this 47 percent decrease in revenues, we experienced a $161,190 or 97 percent decrease in operating expenses during this nine-month period as compared to the first nine months in FY 2006 - $4,783 in the first nine months of FY 2007 compared with $165,973 in the same period in FY 2006. The reason for this decrease in operating expenses was lower costs associated with operations.

Our net loss of $11,003 during the first nine months of FY 2007 represents decrease in net loss from $160,876 in the first nine months of FY 2006. The reason for this was that the Company had a non-recurring extraordinary expense of $609,111 realized on the extinguishment of debt.

Liquidity and Capital Resources

The Company’s cash balance was $378 as of September 30, 2007 as compared to $4,821 on September 30, 2006. Net cash provided by operating activities was $11,286 as compared to net cash used of $4,783 in the corresponding period last year.

We are not liquid with $378 cash on hand at September 30, 2007 and current liabilities of $92,976.

OUTLOOK

KingThomason Group, Inc. has not been successful in raising capital in an amount necessary to fund the execution of the business plan including its most prospective subsidiary KingThomason Credit Cards, Inc. Furthermore, the Company’s only currently operating subsidiary, KingThomason, Inc., similarly hampered by a lack of operating capital, is producing revenues insufficient to pay the operating expenses associated with being a U.S. publicly held company. Consequently, KingThomason’s Board of Directors has determined that the Company’s most prudent course of action is to seek a business combination. To that end in June of 2007 the Board resolved that it would sell to KingThomason, Inc. its non-active, dormant subsidiaries and divest itself of KingThomason, Inc. by spinning it off to its shareholders in the form of a stock dividend. The effect of this action, together with the settlement of a lawsuit, is that KingThomason Group, Inc. has insubstantial assets, no business operations and a balance sheet with less than $93,000 in debt and is a shell corporation.

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

Date: November 8, 2007	The KingThomason Group, Inc.

	By	/s/ Thomas E. King III
T.E. King III, President