Form 10KSB
period 2007-12-31
KINGTHOMASON GROUP INC
filed 2008-04-15
CIK 1133116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

333-60880
(Commission File Number)

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	73-1602395 (IRS Employer I.D. Number)

21702 Evalyn Ave.
Torrance, CA 90277
310-540-1960
 (Address and telephone number of registrant's principal executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [   ]    No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]      No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]     No  [   ]

State the aggregate market value of the 10,722,209 voting and non-voting common equity held by non-affiliates computed by reference to the $0.04 average bid and asked price of such common equity, as of March 31, 2008:  $428,888.

As of April 11, 2008, there were 32,985,922 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None

TABLE OF CONTENTS

ITEM 1.   BUSINESS.

Business Development.

The KingThomason Group, Inc. was incorporated in Nevada on November 8, 2000.  During the last three years, there have been no bankruptcy, receivership or similar proceeding and no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our Business.

Presently the Company is actively seeking a business combination partner, most probably through a reverse merger, to pursue common goals and interests in creating shareholder value for both entities through substantial business operations and raising additional capital in the future to further expand the combined entity’s business plan.

Employees.

We have one full-time employee and no part-time employees.

ITEM 2.   PROPERTIES.

We own no plants or manufacturing equipment, only office furniture, computers and related equipment.

ITEM 3.   LEGAL PROCEEDINGS.

Neither our company nor any of our property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders of our company through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

KingThomason’s Common Stock trades on the Pink Sheets under the symbol KGTH.  The high and low bid and asked prices, as reported by the Pink Sheets, are as follows for 2006 and 2007.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

             High                                Low
2006:
1st Qtr                                $0.04                                $0.025
2nd Qtr                               $0.04                                $0.01
3rd Qtr                                $0.04                                $0.015
4th Qtr                                $0.04                                $0.015

2007:
1st Qtr                                $0.03                                $0.02
2nd Qtr                               $0.04                                $0.01
3rd Qtr                                $0.03                                $0.01
4th Qtr                                $0.02                                $0.01

Holders.

There are approximately 537 holders of record of our company’s common stock.

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

Sales of Unregistered Securities.

During the period covered by this report, the registrant sold the following equity securities (common stock) in transactions that were not registered under the Securities Act of 1933.

All of the above sales were made pursuant to the provisions of Regulation D, Rule 506.  All purchasers were provided copies of our most recent Forms 10-KSB, Forms 10-QSB and 8-K and were known to our management prior to the sales.  All purchasers were given the opportunity to ask questions of management before making their investment decisions.  There were no underwriters involved.

There were no repurchases of our securities made by us or any affiliated purchasers in the fourth quarter of our last fiscal year.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Financial Statements."

On June 30, 2007 we spun off to our shareholders our two operating subsidiaries:

•
KingThomason, Inc., that operated our only business that produced income – the marketing of healthcare insurance products, on a wholesale basis, to retail insurance brokerage firms that offer the products to the underinsured and the uninsured, and

•
KingThomason Credit Card Services, Inc., that had failed to capitalize our planned, proprietary, patient-pay medical accounts receivable recovery program, TotalCare.  TotalCare was based on a credit card that would enable physicians and hospitals recover that portion of a medical provider’s bill not covered by insurance and that is the responsibility of the patient.

We now have no business operations.  We are a public shell corporation in search of a suitable, going-concern private company for the purpose of a business combination through a reverse merger.  Our search efforts are conducted through our management and friends of our management.

Liquidity.  With assets of $182 and liabilities of $114,198, we are not liquid.  The only event reasonably likely to increase our liquidity would be a reverse merger with a going-concern, private company, an event we are pursuing but have not yet identified.  We have no unused sources of liquid assets and have to rely on our officers and directors to provide the ongoing expenses of searching for a reverse merger candidate.

Capital resources.  We have no material commitments for capital expenditures as of the end of the last fiscal year.  We have no capital resources.

Results of operations.  On June 30, 2007 we spun off to our shareholders our two operating subsidiaries and ceased all continued operations.  Our gross revenue of $36,933 in 2006 thereby decreased to zero in 2007.  Our net loss of $243,623 in 2006 was thereby reduced to $52,871 in 2007.  Neither inflation nor changing prices had any appreciable impact on the results of our operations.  We failed to adequately capitalize our planned patient-pay, medical accounts receivable, recovery program based on a credit card.  Our wholesale healthcare insurance business could not carry the overhead of our two business segments.

We are in discussions with a possible candidate for a business combination reverse merger, but no definitive agreement or letter of intent has been reached.

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

ITEM 8.                      FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF KINGTHOMASON GROUP, INC.

We have audited the accompanying balance sheet of KingThomason Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KingThomason Group, Inc. and Subsidiaries at December 31, 2007 and 2006 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri

March 25, 2007

KingThomason Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current Assets
Cash & Equivalents	$182	$5,326
Total Current Assets	182	5,326

Property & Equipment, Net	-	185

Total Assets	$182	$5,511

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$104,608	$968,157
Accrued Interest	-	74,459
Note Payable-Other	-	54,180
Note Payable-Officer	9,590	9,590
Total Current Liabilities	114,198	1,106,386

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $100 par value, 10,000,000 shares
authorized; 9,544 and 4,544 shares issued and outstanding, respectively	954,400	454,400
Common Stock, $0.001 par value, 40,000,000 shares
authorized; 27,271,636 and 21,771,636 shares issued and outstanding, respectively	27,272	21,772
Additional Paid-in Capital	1,777,847	1,281,157
Unamortized Prepaid Expenses	-	(37,540)
Accumulated Deficit	(2,873,535)	(2,820,664)
Total Stockholders' Equity (Deficit)	(114,016)	(1,100,875)

Total Liabilities & Stockholders' Equity (Deficit)	$182	$5,511

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006

Revenues	$-	$36,953

Cost of Revenues	-	-

Gross Profit	-	36,953

Operating Expenses
Consulting Expense	5,458	6,250
General and Administrative	38,464	218,590
Stock Based Compensation	38,500	-
Total Operating Expenses	82,422	224,840

Operating Income (Loss)	(82,422)	(187,887)

Other Income (Expense)
Interest Income	-	-
Interest Expense	(24,125)	(52,536)
Total Other Income (Expense)	(24,125)	(52,536)

Net Income (Loss) Before Discontinued Operations	(106,547)	(240,423)

Discontinued Operations Gain (Loss)
Gain on Disposition of Assets	58,954	-
Loss on Discontinued Operations	(5,278)	-
Total Other Income (Expense)	53,676	-

Net Income (Loss) Before Income Taxes	(52,871)	(240,423)

Provision for Income Taxes	-	(3,200)

Net Income (Loss)	$(52,871)	$(243,623)

Net Income per Share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Number of Shares Used in Per Share Calculations
Basic	24,746,978	20,431,088
Diluted	24,756,522	20,435,632

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($100) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Unamortized Prepaid Expenses	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2004	-	$-	20,808,084	$20,808	$1,537,976	$(309,464)	$(1,820,443)	$(571,123)
Shares issued for Cash	-	-	50,294	50	39,950	-	-	40,000
Shares Issued for Consulting and Legal Services	-	-	62,500	63	14,688	-	-	14,751
Shares issued for Forbearance Agreement	-	-	60,000	60	5,940	-	-	6,000
Shares Cancelled	-	-	(1,309,242)	(1,309)	1,309	-	-	-
Preferred Stock Issued for Settlement of Debt	4,544	454,400	-	-	(346,006)	-	-	108,394
Amortization of Prepaid Expenses	-	-	-	-	-	140,636	-	140,636
Net Loss	-	-	-	-	-	-	(756,598)	(756,598)
Balance at December 31, 2005	4,544	$454,400	19,671,636	$19,672	$1,253,857	$(168,828)	$(2,577,041)	$(1,017,940)
Shares Issued for Consulting and Legal Services	-	-	2,100,000	2,100	27,300	-	-	29,400
Amortization of Prepaid Expenses	-	-	-	-	-	131,288	-	131,288
Net Loss	-	-	-	-	-	-	(243,623)	(243,623)
Balance at December 31, 2006	4,544	$454,400	21,771,636	$21,772	$1,281,157	$(37,540)	$(2,820,664)	$(1,100,875)
Preferred Stock Issued for Settlement of Debt	5,000	500,000	-	-	325,002	-	-	825,002
Common Stock Issued to Officers for Services	-	-	5,500,000	5,500	33,000	-	-	38,500
Amortization of Prepaid Expenses	-	-	-	-	-	37,540	-	37,540
APIC Adjustment Related to Divesture of Subsidiaries	-	-	-	-	138,688	-	-	138,688
Net Loss	-	-	-	-	-	-	(52,871)	(52,871)
Balance at December 31, 2007	9,544	$954,400	27,271,636	$27,272	$1,777,847	$-	$(2,873,535)	$(114,016)

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the	Year Ended
	December	31,
	2007	2006
Cash Flows from Operating Activities
Net Income (Loss)	$(52,871)	$(243,623)

Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for Services	38,500	29,400
Depreciation & Amortization	37,540	135,827
Gain on Disposition of Assets	(58,954)	-

Changes in operating assets and liabilities:
Accounts Receivable	-	255
Accounts Payable & Accrued Expenses	(804,410)	78,677
Accrued Interest	(74,459)	-
Note Payable-Other	(54,180)	-
Note Payable-Officer	-	-

Net Cash Used in Operating Activities	(968,834)	536

Cash Flows from Financing Activities
Preferred Stock Issued for Settlement of Debt	825,002	-
APIC Related to Spin Off of Subsidiaries	138,688	-

Net Cash Provided by Financing Activities	963,690	-

Net Increase (Decrease) in Cash	(5,144)	536

Cash Beginning of Period	5,326	4,790

Cash End of Year	$182	$5,326

The accompanying notes are an integral part of these financial statements.

KING THOMASON GROUP, INC.
Notes to Financial Statements

Note 1 – Organization, Business & Operations

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

Pursuant to reorganization agreement dated December 31, 2000, the Company acquired one hundred percent (100%) of the common shares of following subsidiaries:

•
King Thomason, Inc. CA (KTI): KTI was incorporated in the state of California on September 11, 1998 to market and sell the cash security retirement plan and personal lines of insurance including homeowners and automobile. KTI’s activities consisted primarily of acting as a broker for insurance companies working on commission.  KTI was spun off to the Company’s shareholders in 2007.

•
King Thomason Financial Services, Inc. (KTFS): KTFS was incorporated in the state of California on April 7, 1999, to market and sell the financial and estate planning service, assets management services and the sale of stocks, bonds and mutual funds. The Company had no activity since the end of 2004.

•
King Thomason Insurance Marketing, Inc. (KTIM): KTIM was incorporated in the state of California on January 28, 2000 to market and sell insurance policies. The Company began its operations in the period ended June 30, 2001. KTIM’s activities consisted primarily of acting as a broker for dental insurance companies working on commission.  It ceased activities in 2007.

•
King Thomason Credit Card Services, Inc. (KTCC): KTCC was incorporated in the state of California on January 28, 2000 to underwrite and issue a private label credit card for use with its medical and dental insurance products. The Company realized no revenues from this business and it was spun off to the Company’s shareholders in 2007.

•
King Thomason Franchising, Inc. (KTFI): KTFI was incorporated in the state of California on August 17, 2000 to franchise a “Financial Center” to offer and sell various financial and insurance products. The Company never had any activity.

During June 2007, the Board of Directors of KingThomason Group, Inc. completely divested all of its wholly owned subsidiaries through a stock dividend.  Therefore, at this point, KingThomason Group, Inc. is effectively functioning as a shell corporation.

Principles of Consolidation and Recapitalization

The accompanying consolidated financial statements for the year ended December 31, 2007 and 2006 include the accounts of KTGI and its wholly owned subsidiaries, KTI, KTFS, KTFI, KTCC and KTIM. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,873,535 as of December 31, 2007. The Company’s total liabilities exceed its total assets by $114,016. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

KingThomason Group, Inc. has not been successful in raising capital in an amount necessary to fund the execution of the business plan. To that end in June of 2007 the Board resolved that it would divest itself of dormant subsidiaries by spinning them off to its shareholders in the form of a stock dividend. The effect of this action, together with the settlement of a lawsuit, is that KingThomason Group, Inc. has insubstantial assets, no business operations and a balance sheet with less than $115,000 in debt and is a shell corporation.

KING THOMASON GROUP, INC.
Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Property and equipment

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

KING THOMASON GROUP, INC.
Notes to Financial Statements

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

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended December 31, 2007 and 2006, as a result of net operating losses incurred during the periods. As of December 31, 2007, the Company has available approximately $2,900,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026.

Shares issued to acquire goods and services from non-employees

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Research and development costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the years ended December 31, 2006 and 2005.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In February 2007, the FASS issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

In December 2006, the FASS approved FASS Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASS Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. The adoption of this pronouncement did not have an impact on the  company's financial position, results or operations or cash flows.

KING THOMASON GROUP, INC.
Notes to Financial Statements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements." This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAS 108 becomes effective in fiscal 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operation or cash flows.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASS Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

In March 2006, the FASS issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASS Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not yet completed its evaluation of the impact of adopting SFAS 155 on its results of operations or financial position, but does not expect that the adoption of SFAS 155 will have a material impact.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2007	2006

Accounts Payable	$ 33,450	$ 53,070
Accrued Expenses	67,958	78,084
Accrued Expenses Recovery of Debt	-	825,003
Accrued Taxes	3,200	12,000
Total Accounts Payable & Accrued Expenses	$ 104,608	$ 968,157

Note 5 - Note Payable - Other

The Company had a note payable to a vendor through its KTFS subsidiary in the amount of $54,180. This note was eliminated as part of the spin-off of the Company’s subsidiaries.

Note 6 - Notes Payable - Officers

The company has two notes payable to officers amounting $6,047 and $3,543, respectively. Both of them are due on demand, unsecured and bear interest rates of 6% per year.

KING THOMASON GROUP, INC.
Notes to Financial Statements

Note 7 – Stock Based Compensation Plan

In 2002 and 2003, the Company issued 725,253 options to three executive officers. The options vested over a period of twelve months and have a term of five years. Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). There were no stock compensation expenses under intrinsic value method prior to January 1, 2006.

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding December 31, 2005	725,253	$0.1800	$-
Granted	-	$-	$-
Forfeited	-	$-	$-
Exercised	-	$-	$-
Outstanding December 31, 2006	725,253	$0.1800	$-
Granted	-	$-	$-
Forfeited	(200,000)	$0.1500	$-
Exercised	-	$-	$-
Outstanding December 31, 2007	525,253	$0.1476	$-

Following is a summary of the status of options outstanding at December 31, 2007:

Exercise Price	Number of Options	Average Remaining Contractual Life Years
$0.15	500,000	0.75	$0.15
$0.10	25,253	0.92	$0.10

There were no unvested stock options as of December 31, 2007.

During the year ended December 31, 2007, there were no options granted by the Company.

Note 8 – Discontinued Operations

The gain on the disposal of assets relates to the divesture of the Company’s subsidiaries in June 2007.  The subsidiaries had approximately $180,000 in third-party accounts payable and notes as of the spin-off date that are included in this gain. In addition, the subsidiaries had a year-to-date loss on discontinued operations of $5,278 as of the spin-off effected at June 30, 2007.

Note 9 - Stockholders’ Deficit

In 2007, the Company issued 5,000 shares of Preferred Stock for the elimination of debt totaling $825,002 in a compromise and settlement agreement in relation to the following events. On February 1, 2002 the Company entered into a consulting agreement for 36-month period with a consultant to provide debt management, collections, capital markets, financial and related advice. The Company paid $75,000 pursuant to the consulting agreement in 2002 and accrued $825,002 through July 31, 2004. In August 25, 2004, the Company amended the consulting agreement with the consultant. The amended agreement provides for the waiver of all accrued consulting fees. This amount had been carried on the balance sheet as part of accrued liabilities. The waiver of the accrued liabilities has been reflected in the accompanying financial statements as "Extraordinary item - Gain (loss) on extinguishment of debt" amounting to $825,002 for the year ended 2004. The amended agreement also provides for payment of $30,000 payable by August 25, 2004 followed by payments equal to $5,000 per month beginning on October 1, 2004 and continuing each month through June 31, 2011, and issuance of 500,000 shares of common stock of the Company to be issued no later than October 1, 2004. The Company paid $30,000 to the consultant and issued 500,000 shares of common stock of the Company valued at $130,000, as agreed under the amended agreement. As of December 31, 2004, accrued consulting fees for this consultant amounts to $15,000. The company stops paying the consultant from February 2005 and cancelled the 500,000 shares issued to the consultant. According to the debt restoration agreement, once the payment is past due, the debt that has been forgiven will be restored immediately. Accordingly, the Company has incurred "Extra ordinary item - Gain (loss) on extinguishment of debt" amounting to $825,002 for the years ended 2005 and has recorded an amount due to consultant amounting to $825,002.

In 2007, the Company issued 5,500,000 shares of common stock to Officers and Directors of the Company for services totaling $38,500.

In 2006, the Company issued 2,100,000 shares of common stock for Consulting and Legal Services totaling $29,400.

KING THOMASON GROUP, INC.
Notes to Financial Statements

Note 10 – Unamortized Prepaid Expenses

The Company has been amortizing prepaid funding expenses relating to a October 14, 2004 common stock purchase agreement with Fusion Capital Fund II, LLC. Amortization expenses for prepaid funding expenses amounted to $37,540 and $125,217 for the years ended December 31, 2007 and 2006, respectively.

Note 11 - Earnings per Share

Earnings per share for years ended December 31, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

Note 12 – Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax and $0 for interest during the twelve month period ended December 31, 2007.

During 2007, the Company issued 5,000 shares of Preferred Stock for debt totaling $825,002.

The Company paid $0 for income tax and $0 for interest during the twelve month period ended December 31, 2006.

Note 13 – Commitments & Contingencies

Legal Proceedings

Neither our company nor any of our property is a party to, or the subject of, any pending legal proceedings other than ordinary, routine litigation incidental to our business.

Note 14 - Subsequent Events

The Company has had no subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 8, 2008, Kabani & Company, Inc. (Kabani) was dismissed by our board of directors as the independent auditor of the Company. The decision to change accountants was approved by the Company’s board of directors.

Kabani’s audit report on the financial statements of the Company for the fiscal year ended December 31, 2005 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the fiscal year ended December 31, 2005 contained an uncertainty about the Company’s ability to continue as a going concern. Kabani did not audit any financial statements after the audit of the year ended December 31, 2005.

During the year ended December 31, 2006 and 2007, and through the interim period ended April 4, 2008, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Kabani would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the year ended December 31, 2006 and 2007, and through the interim period ended April 4, 2008, Kabani did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S-B.

On February 18, 2008, Gruber & Company, LLC of St. Louis, Missouri, was engaged as our principal accountant to audit our financial statements.

KING THOMASON GROUP, INC.
Notes to Financial Statements

ITEM 9A(T).  DISCLOSURE CONTROLS AND PROCEDURES.

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

Internal control over financial reporting.

Management’s annual report on internal control over financial reporting.  The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant.  Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission.  All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors.  The directors meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner.  All filings of reports with the Commission are reviewed before filing by all directors.

Management assesses the company’s control over financial reporting at the end of its most recent fiscal year to be effective.  It detects no material weaknesses in the company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Commission rules that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The registrant failed to report, during the fourth quarter of the year covered by this report, in a Form 8-K the information now disclosed above in “Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.

Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of The KingThomason Group and a description of the business experience of each.  The directors of the company are elected annually by the shareholders.  The officers serve at the pleasure of the board of directors.

KING THOMASON GROUP, INC.
Notes to Financial Statements

The KingThomason Group, Inc. (the Nevada holding company)

Thomas King III is the son of T.E. King Jr.

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

T.E. King Jr.  Mr. King received a bachelor of arts degree in finance in 1958 from Northwestern University and attended the J.L. Kellogg Graduate School of Management in 1958-1959.  He was employed during 1959-1960 as a floor specialist trainee by Cruttenden & Co., a Midwest Stock Exchange firm, in Chicago, Illinois and in 1960-1961 as an investment analyst for Cruttenden Podesta in Chicago.  He was employed during the period 1961-1963 in San Francisco, California, first as vice president of research and corporate finance for Walter C. Gorey & Co. and then as the senior vice president of research for Henry F. Swift & Co.  From 1963 to 1966 he was employed in Chicago by Dempsey Tegeler & Co. as vice president of investment research for its Midwest region and as a position over-the-counter trader.  From 1966 to 1967 he was employed in San Francisco as the Bay area director of research for a New York-headquartered national brokerage firm.  From 1967 to 1974 he was the executive vice president and member of the board of directors of Financial Relations Board, Inc. in Chicago, Illinois and Los Angeles, California.  From 1974 until the present he has served as the president of King & Assoc. in Los Angeles, California.  King & Assoc. is a full-service financial community/shareholder relations/corporate finance consulting firm for public companies.

Neither of the Kings holds any directorships in any company with a class of securities registered under the Exchange Act or subject to the reporting requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in certain legal proceedings.  During the past five years, neither of the Kings has been involved in any of the following events:

•
A petition under the Federal bankruptcy law or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

KING THOMASON GROUP, INC.
Notes to Financial Statements

Code of Ethics.  We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics is filed as an exhibit to Form 8-K Current Report for February 14, 2005 (Exhibit 14 incorporated herein by reference).  We undertake to provide to any person without charge, upon request, a copy of such code of ethics.  Such a request may be made by writing to the company at its address at 21702 Evalyn Avenue, Torrance, CA 90277.

Corporate Governance.

Security holder recommendations of candidates for the board of directors.  Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years.  The recommendation must be received by the company by April 20 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

Audit committee.  We have no standing audit committee.  Our directors perform the functions of an audit committee.  Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only two directors at present.  Neither of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

Compliance With Section 16(a) of the Exchange Act.

Our securities are not registered with the Securities and Exchange Commission under Section 12(b) or 12(g) of the Exchange Act.  Accordingly, our officers, directors and beneficial owners of 10 percent or more of any class of stock are not subject to Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

(1)	This compensation was for Mr. King’s services as a director. It is repeated in the table under “Compensation of Directors.”

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

KING THOMASON GROUP, INC.
Notes to Financial Statements

Compensation of Directors

The directors of KingThomason Group and its subsidiaries received the following compensation in 2007 for their services as directors.

DIRECTOR COMPENSATION

(1)
This same compensation is also disclosed for this person in the table under “Executive Compensation – Summary Compensation Table.”  At the end of 2007, this director had outstanding 2,000,000 shares of common stock earlier awarded him as director compensation.

(2)	At the end of 2007, this director had outstanding 1,500,000 shares of common stock earlier awarded him as director compensation.

Our standard for determining the dollar amount of stock awards is based upon the amount of service each director performs for the company.

Compensation Committee.  We do not have a compensation committee.  We have only two directors, and one of these, Thomas King III, is the only full-time employee of the company.  These two directors deliberate concerning the ability of the company to pay compensation to any officer or director and the type and amount of such compensation.  During the last fiscal year, the directors were Thomas King III and T.E. King Jr., and each participated in the deliberations concerning executive officer compensation.  Thomas King III and T.E. King Jr. are son and father, respectively.

Related Transactions.  During the last two fiscal years and the period since the end of the last fiscal year, there have been no transactions, or any currently proposed transaction, in which the company was or is to be a participant with a related person, such as either of the two Kings, where the transaction exceeds $120,000 and the related person had or will have a direct or indirect material interest.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows information as of March 31, 2008 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:

	No. of Shares	% of Class

T.E. King III 21702 Evalyn Ave Torrance, CA 90277	7,793,464	23.6%
T.E. King Jr. 520 The Village Dr. #208 Redondo Beach,CA,90277	1,837,500	5.6%
Officers and Directors as a Group (2 persons)	9,630,964	29.2%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

See “Related Transactions” above regarding the absence or presence of material transactions between the company and related persons.

Neither of our directors is “independent” as that term is defined in any national securities exchange or in an inter-dealer quotation system that requires that a majority of the board members be independent.  Our definition of “independence” is whether a director is a principal executive officer or is the beneficial owner of more than five percent of our outstanding common stock.

KING THOMASON GROUP, INC.
Notes to Financial Statements

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

Fiscal Year ended December 31, 2007                                                                                                $20,000
Fiscal Year ended December 31, 2006                                                                                                $32,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2007                                                                                                $-0-
Fiscal Year ended December 31, 2006                                                                                                $-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2007                                                                                                $-0-
Fiscal Year ended December 31, 2006                                                                                                $-0-

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

Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.  None of the fees described above were pre-approved before the services were performed.

KING THOMASON GROUP, INC.
Notes to Financial Statements

ITEM 15.	EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

3.1	Articles of Incorporation of The KingThomason Group, Inc.*

3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+

3.2	Bylaws of The KingThomason Group, Inc.*

10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*

10.7         2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	Strategic Marketing Agreement of January 1, 2004, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+

10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

16	Letter on Change in Certifying Accountant.

20.1	Audit Committee Charter.++

20.2	Compensation Committee Charter.++

20.3	Governance and Nominating Committee Charter.++

20.4	Corporate Governance Principles.++

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1          Registrant’s press release dated October 18, 2005.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.
**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.
***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2004; incorporated herein.
+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2005; incorporated herein.
*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2005; incorporated herein.
++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090 on February 24, 2005; incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2008                                                                                             The KingThomason Group, Inc.

/s/ Thomas E. King III
By           T.E. King III, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas E. King III
Date:  April 15, 2008
                T.E. King III, President, Chief Financial Officer
and Director

/s/ T.E. King Jr.
Date:  April 15, 2008
                T.E. King Jr., Director

The KingThomason Group, Inc.
Commission File No.  333-60880