Form 10-K/A
period 2007-12-31
KINGTHOMASON GROUP INC
filed 2008-04-16
CIK 1133116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No  ☐

State the aggregate market value of the 10,722,209 voting and non-voting common equity held by non-affiliates computed by reference to the $0.04 average bid and asked price of such common equity, as of March 31, 2008: $428,888.

As of April 11, 2008, there were 32,985,922 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None

PART I

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

Date	Persons or Class of Persons to Whom the Securities Were Sold	No. of Shares	Cash Consideration	Value and Nature of Other Than Cash Consideration

09-14-07	T.E. King III	2,000,000	$15,000	Services as director of company
09-14-07	T.E. King Jr.	1,500,000	$11,250	Services as director of company
02-20-08	5 persons	4,761,905	$15,000
02-20-08	Corporation	952,381	-	Services valued at $3,000 for raising capital

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

ITEM 8.     FINANCIAL STATEMENTS.

KingThomason Group, Inc. and Subsidiaries

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KingThomason Group, Inc. and Subsidiaries at December 31, 2007 and 2006 and the results of its operations and its stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC
Gruber & Company, LLC Saint Louis, Missouri
March 25, 2008

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

KingThomason Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006

Revenues	$-	$36,953

Cost of Revenues	-	-

Gross Profit	-	36,953

Operating Expenses
Consulting Expense	5,458	6,250
General and Administrative	38,464	218,590
Stock Based Compensation	38,500	-
Total Operating Expenses	82,422	224,840

Operating Loss	(82,422)	(187,887)

Other Income (Expense)
Interest Income	-	-
Interest Expense	(24,125)	(52,536)
Total Other Income (Expense)	(24,125)	(52,536)

Net Income (Loss) Before Discontinued Operations	(106,547)	(240,423)

Discontinued Operations Gain (Loss)
Gain on Disposition of Assets	58,954	-
Loss on Discontinued Operations	(5,278)	-
Total Other Income (Expense)	53,676	-

Net Income (Loss) Before Income Taxes	(52,871)	(240,423)

Provision for Income Taxes	-	(3,200)

Net Income (Loss)	$(52,871)	$(243,623)

Net Income per Share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Number of Shares Used in Per Share Calculations
Basic	24,746,978	20,431,088
Diluted	24,756,522	20,435,632

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($100) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Unamortized Prepaid Expenses	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2005	4,544	$454,400	19,671,636	$19,672	$1,253,857	$(168,828)	$(2,577,041)	$(1,017,940)
Shares Issued for Consulting and Legal Services	-	-	2,100,000	2,100	27,300	-	-	29,400
Amortization of Prepaid Expenses	-	-	-	-	-	131,288	-	131,288
Net Loss	-	-	-	-	-	-	(243,623)	(243,623)
Balance at December 31, 2006	4,544	$454,400	21,771,636	$21,772	$1,281,157	$(37,540)	$(2,820,664)	$(1,100,875)
Preferred Stock Issued for Settlement of Debt	5,000	500,000	-	-	325,002	-	-	825,002
Common Stock Issued to Officers for Services	-	-	5,500,000	5,500	33,000	-	-	38,500
Amortization of Prepaid Expenses	-	-	-	-	-	37,540	-	37,540
APIC Adjustment Related to Divesture of Subsidiaries	-	-	-	-	138,688	-	-	138,688
Net Loss	-	-	-	-	-	-	(52,871)	(52,871)
Balance at December 31, 2007	9,544	$954,400	27,271,636	$27,272	$1,777,847	$-	$(2,873,535)	$(114,016)

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

•

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

KING THOMASON GROUP, INC.
Notes to Financial Statements
(continued)

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

KING THOMASON GROUP, INC.
Notes to Financial Statements
(continued)

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

KING THOMASON GROUP, INC.
Notes to Financial Statements
(continued)

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

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2007	2006

Accounts Payable	$33,450	$53,070
Accrued Expenses	67,958	78,084
Accrued Expenses Recovery of Debt	-	825,003
Accrued Taxes	3,200	12,000
Total Accounts Payable & Accrued Expenses	$104,608	$968,157

Note 5 - Note Payable – Other

The Company had a note payable to a vendor through its KTFS subsidiary in the amount of $54,180. This note was eliminated as part of the spin-off of the Company’s subsidiaries.

Note 6 - Notes Payable – Officers

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

KING THOMASON GROUP, INC.
Notes to Financial Statements
(continued)

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2005	725,253	$0.1800	$-
Granted	-	$-	$-
Forfeited	-	$-	$-
Exercised	-	$-	$-
Outstanding December 31, 2006	725,253	$0.1800	$-
Granted	-	$-	$-
Forfeited	(200,000)	$0.1500	$-
Exercised	-	$-	$-
Outstanding December 31, 2007	525,253	$0.1476	$-

Following is a summary of the status of options outstanding at December 31, 2007:

Exercise Price	Number of Options	Average Remaining Contractual Life Years	Average Exercise Price
$ 0.15	500,000	0.75	$ 0.15
$ 0.10	25,253	0.92	$ 0.10

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

KING THOMASON GROUP, INC.
Notes to Financial Statements
(continued)

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

Note 14 - Subsequent Events

Subsequent to December 31, 2007, the Company issued 4,714,286 shares of common stock to accredited investors and raised $15,000 in cash. In addition, the Company issued 952,381 shares of common stock valued at $3,000 for raising such capital.

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

On February 18, 2008, Gruber & Company, LLC of St. Louis, Missouri, was engaged as our principal accountant to audit our financial statements

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

The KingThomason Group, Inc. (the Nevada holding company)

Person	Office	Office Held Since	Term of Office
Thomas King III, 40	President, Chief Financial Officer and Director	7-00 7-00 7-00	12-08 12-08 12-08
T.E. King Jr., 72	Director	1-06	12-08

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

ITEM 11.     EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Total
T.E. King III, CEO	2007	$0	$0	$15,000	$15,000
	2006	$0	$0	$ 0	$0

(1)	This compensation was for Mr. King’s services as a director. It is repeated in the table under “Compensation of Directors.”

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

T.E. King III	0	0	0	0	0

Compensation of Directors

The directors of KingThomason Group and its subsidiaries received the following compensation in 2007 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas King III	0	$15,000(1)	0	0	0	0	$15,000
T.E. King Jr.	0	$11,250(2)	0	0	0	0	$11,250

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

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of March 31, 2008 with respect to each beneficial owner of more than five percent of each class of voting stock of KingThomason Group, and to each of the officers and directors of KingThomason Group individually and as a group:

	No. of Shares	% of Class

T.E. King III 21702 Evalyn Ave Torrance, CA 90277	7,793,464	23.6%
T.E. King Jr. 520 The Village Dr. #208 Redondo Beach,CA,90277	1,837,500	5.6%
Officers and Directors as a Group (2 persons)	9,630,964	29.2%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Fiscal Year ended December 31, 2007	$10,000
Fiscal Year ended December 31, 2006	$10,000

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

ITEM 15.	EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

3.1	Articles of Incorporation of The KingThomason Group, Inc.*
3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock).*+
3.2	Bylaws of The KingThomason Group, Inc.*
10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*
10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*
10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**
10.8	Strategic Marketing Agreement of January 1, 2004, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***
10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+
10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++
16	Letter on Change in Certifying Accountant.
20.1	Audit Committee Charter.++
20.2	Compensation Committee Charter.++
20.3	Governance and Nominating Committee Charter.++
20.4	Corporate Governance Principles.++
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registrant’s press release dated October 18, 2005.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2004; incorporated herein.

+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2005; incorporated herein.

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2005; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090 on February 24, 2005; incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 16, 2008                                                                                     The KingThomason Group, Inc.

/s/ Thomas E. King III
T.E. King III, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas E. King III
Date: April 16, 2008
T.E. King III, President, Chief Financial Officer and Director

/s/ T.E. King Jr.
Date:  April 16, 2008
T.E. King Jr., Director

The KingThomason Group, Inc.
Commission File No.  333-60880

EXHIBIT INDEX

Form 10-K
For the Fiscal Year Ended 12-31-07

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

3.1	Articles of Incorporation of The KingThomason Group, Inc.*
3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock).*+
3.2	Bylaws of The KingThomason Group, Inc.*
10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*
10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*
10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**
10.8	Strategic Marketing Agreement of January 1, 2004, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***
10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+
10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2005.+
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++
16	Letter on Change in Certifying Accountant.
20.1	Audit Committee Charter.++
20.2	Compensation Committee Charter.++
20.3	Governance and Nominating Committee Charter.++
20.4	Corporate Governance Principles.++
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registrant’s press release dated October 18, 2005.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2004; incorporated herein.

+	Previously filed with Form 8-K 10-14-02, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2005; incorporated herein.

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2005; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090 on February 24, 2005; incorporated herein.