Form 10-Q
period 2008-03-31
KINGTHOMASON GROUP INC
filed 2008-05-20
CIK 1133116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-60880

The KingThomason Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1602395
(State of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☒    No ☐

As of May 13, 2008, there were 32,985,922 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

The KingThomason Group, Inc.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities	13

Item 6. Exhibits	13

SIGNATURES	14

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Page

Balance Sheet March 31, 2008	4

Statements of Operations for the Three-Month Period Ended March 31, 2008 and 2007	5

Statements of Cash Flows for the Three-Month Period Ended March 31, 2008 and 2007	6

Notes to Financial Statements	7 - 11

KingThomason Group, Inc.
Balance Sheet

March 31,
2008

Assets

Current Assets
Cash & Equivalents	$459
Total Current Assets	459

Total Assets	$459

Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable & Accrued Expenses	$99,848
Note Payable-Officer	9,590
Total Current Liabilities	109,438

Commitments & Contingencies	-

Stockholders' Equity (Deficit)
Preferred Stock, $100 par value, 10,000,000 shares
authorized; 9,544 shares issued and outstanding	954,400
Common Stock, $0.001 par value, 40,000,000 shares
authorized; 32,985,922 shares issued and outstanding	32,986
Additional Paid-in Capital	1,790,133
Accumulated Deficit	(2,886,498)
Total Stockholders' Equity (Deficit)	(108,979)

Total Liabilities & Stockholders' Equity (Deficit)	$459

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc.
Statements of Operations

	For the Three Months Ended
	March 31,
	2008	2007

Operating Expenses
Consulting Expense	$9,000	$-
General and Administrative	723	731
Stock Based Compensation	3,000	14,000
Total Operating Expenses	12,723	14,731

Operating Income (Loss)	(12,723)	(14,731)

Other Income (Expense)
Interest Expense	(240)	(4,390)
Total Other Income (Expense)	(240)	(4,390)

Net Income (Loss) Before Income Taxes	(12,963)	(19,121)

Provision for Income Taxes	-	-

Net Income (Loss)	$(12,963)	$(19,121)

Net Income per Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Number of Shares Used in Per Share Calculations
Basic	29,783,410	23,507,900
Diluted	29,792,954	23,517,444

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc.
Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(12,963)	$(7,466)

Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for Services	3,000	-
Depreciation & Amortization	-	36,560

Changes in operating assets and liabilities:
Accounts Payable & Accrued Expenses	(4,760)	(982)

Net Cash Used in Operating Activities	(14,723)	28,112

Cash Flows from Financing Activities
Common Stock Issued for Cash	15,000	-

Net Cash Provided by Financing Activities	15,000	-

Net Increase (Decrease) in Cash	277	28,112

Cash Beginning of Period	182	5,616

Cash End of Year	$459	$33,728

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc.
Notes to Financial Statements

Note1 – Organization, Business & Operations

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

Note 2 - Going Concern and Management's Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,886,498 as of March 31, 2008. The Company’s total liabilities exceed its total assets by $108,979. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

KingThomason Group, Inc. has not been successful in raising capital in an amount necessary to fund the execution of the business plan. To that end in June of 2007 the Board resolved that it would divest itself of dormant subsidiaries by spinning them off to its shareholders in the form of a stock dividend. The effect of this action, together with the settlement of a lawsuit, is that KingThomason Group, Inc. has insubstantial assets, no business operations and a balance sheet with less than $110,000 in debt and is a shell corporation.

KingThomason Group, Inc.
Notes to Financial Statements
(continued)

Note 3 - Summary of Significant Accounting Policies

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Basis of Presentation

The Balance Sheet for the period ended March 31, 2008 represents King Thomason Group, Inc. exclusively.  The Statements of Operations for the periods ended March 31, 2008 and 2007 represent the activities of King Thomason Group, Inc. exclusively.  The Statement of Cash Flows for the period ended March 31, 2008 represents the activities of King Thomason Group, Inc. exclusively, whereas the Statement of Cash Flows for the period ended March 31, 2007 represents the consolidated activities of King Thomason Group, Inc. and its Subsidiaries.

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

KingThomason Group, Inc.
Notes to Financial Statements
(continued)

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

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the period ended March 31, 2008, as a result of net operating losses incurred during the period. As of March 31, 2008, the Company has available approximately $2,900,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the period ended March 31, 2008.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

KingThomason Group, Inc.
Notes to Financial Statements
(continued)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements. In February 2007, the FASS issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

March 31,
2008

Accounts Payable	$28,690
Accrued Expenses	67,958
Accrued Taxes	3,200
Total Accounts Payable & Accrued Expenses	$99,848

KingThomason Group, Inc.
Notes to Financial Statements

Note 5 - Note Payable-Officer

The company has notes payable to officers totaling $9,590 which are due on demand, unsecured and bears interest of 10% per annum.

Note 6 – Stock Based Compensation Plan

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

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2007	525,253	$0.1476	$-
Granted	-	$-	$-
Forfeited	-	$-	$-
Exercised	-	$-	$-
Outstanding March 31, 2008	525,253	$0.1476	$-

Following is a summary of the status of options outstanding at March 31, 2008:

Exercise Price	Number of Options	Average Remaining Contractual Life Years	Average Exercise Price
$0.15	500,000	0.75	$0.15
$0.10	25,253	0.92	$0.10

There were no unvested stock options as of March 31, 2008.

During the quarter ended March 31, 2008, there were no options granted by the Company.

Note 7 - Stockholders’ Deficit

During the three months ended March 31, 2008, the Company issued 5,714,286 common shares of which 4,761,905 shares were issued to non-affiliated individuals for cash totaling $15,000 and 952,381 shares were issued to a non-affiliated individual for services totaling $3,000.

Note 8 - Earnings per Share

Earnings per share were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

Note 9 – Commitments & Contingencies

Legal Proceedings

Neither our company nor any of our property is a party to, or the subject of, any pending legal proceedings other than ordinary, routine litigation incidental to our business.

Note 10 - Subsequent Events

As of this date of this document, there were no subsequent events.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2008 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of 2008 Compared to First Quarter of 2007

Our loss of $12,723 for the first quarter (Q1) of FY 2008 was 16 percent less than that of $14,731 in the first quarter (Q1) of FY 2007.  The principal reason for the decrease was the decrease in compensation.

Against this 16 percent decrease in losses, we experienced $12,723 in operating expenses during Q1. The reason for these operating expenses was the Company’s incurring ordinary operating expenses as a shell corporation.

Our net loss of $12,963 during Q1 of FY 2008 represents a decrease from our net loss of $19,121 in Q1 of FY 2007.

Liquidity and Capital Resources

The Company’s cash balance was $182 as of March 31, 2008 as compared to $5,616 on March 31, 2007. Net cash used by operating activities was $14,723 as compared to net cash produced of $28,112 in the corresponding period last year.

We are not liquid with $182 cash on hand at March 31, 2008 and current liabilities of $109,438.

OUTLOOK

We are in discussions with a possible candidate for a business combination, but no definitive agreement or letter of intent has been reached.

Item 4.                      Controls and Procedures

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

PART II - OTHER INFORMATION

Item 2.                   Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-K for period ended December 31, 2007), we have sold no equity securities in transactions exempt from registration pursuant to Regulation D, Rule 506.

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit	Item

3.1	Articles of Incorporation of The KingThomason Group, Inc.*
3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+
3.2	Bylaws of The KingThomason Group, Inc.*
10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*
10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*
10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**
10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***
10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++
16	Letter on Change in Certifying Accountant.+++
20.1	Audit Committee Charter.++
20.2	Compensation Committee Charter.++
20.3	Governance and Nominating Committee Charter.++
20.4	Corporate Governance Principles.++
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.
**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.
***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.
+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.
*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.
++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.
+++	Previously filed with Form 10-K/A 12-31-07, Commission File #333-60880, EDGAR Accession #0001356018-08-000231 on April 16, 2008; incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 16, 2008	The KingThomason Group, Inc.

By:	/s/ Thomas E. King III
T.E. King III
President