Form 10-Q
period 2008-06-30
KINGTHOMASON GROUP INC
filed 2008-08-19
CIK 1133116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☒   No ☐

As of August 15, 2008, there were 6,893,520 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Page

Consolidated Balance Sheet June 30, 2008 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) for the Six-Month Periods Ended June 30, 2008 and 2007	5

Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2008 and 2007 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7 - 11

KingThomason Group, Inc.
Balance Sheet

	(UNAUDITED)
	June 30,	December 31,
	2008	2007

Assets

Current Assets
Cash & Equivalents	$459	$182
Total Current Assets	459	182

Total Assets	$459	$182

Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable & Accrued Expenses	$99,608	$104,608
Note Payable-Officer	9,590	9,590
Total Current Liabilities	109,198	114,198

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $100 par value, 10,000,000 shares
authorized; 9,544 shares issued and outstanding	954,400	954,400
Common Stock, $0.001 par value, 40,000,000 shares
authorized; 34,467,404 and 27,271,636 shares issued and outstanding, respectively	34,468	27,272
Additional Paid-in Capital	1,796,058	1,777,847
Accumulated Deficit	(2,893,665)	(2,873,535)
Total Stockholders' Equity (Deficit)	(108,739)	(114,016)

Total Liabilities & Stockholders' Equity (Deficit)	$459	$182

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc.
Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating Expenses
Consulting Expense	$-	$-	$9,000	$-
General and Administrative	-	1,926	723	2,585
Stock Based Compensation	7,407	-	10,407	14,000
Total Operating Expenses	7,407	1,926	20,130	16,585

Operating Income (Loss)	(7,407)	(1,926)	(20,130)	(16,585)

Other Income (Expense)
Interest Expense	-	(6,585)	-	(10,975)
Total Other Income (Expense)	-	(6,585)	-	(10,975)

Net Income (Loss) Before Income Taxes	(7,407)	(8,511)	(20,130)	(27,560)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(7,407)	$(8,511)	$(20,130)	$(27,560)

Net Income per Share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of Shares Used in Per Share Calculations
Basic	33,726,663	23,711,362	30,075,869	23,495,837
Diluted	34,261,460	24,246,159	30,610,666	24,030,634

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc.
Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities

Net Income (Loss)	$(20,130)	$(27,560)

Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for Services	10,407	14,000
Depreciation & Amortization	-	-

Changes in operating assets and liabilities:
Accounts Payable & Accrued Expenses	(5,000)	13,333

Net Cash Used in Operating Activities	(14,723)	(227)

Cash Flows from Financing Activities

Common Stock Issued for Cash	15,000	-

Net Cash Provided by Financing Activities	15,000	-

Net Increase (Decrease) in Cash	277	(227)

Cash Beginning of Period	182	1,009

Cash End of Year	$459	$782

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

KingThomason Group, Inc.
Notes to Unaudited Financial Statements

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

KingThomason, Inc. (KT) was incorporated in the state of Nevada on July 21, 2000. KT’s activities from inception until December 31, 2000 consisted primarily of reviewing possible business opportunities and developing the business model.

Pursuant to reorganization agreement dated December 31, 2000, the Company acquired one hundred percent (100%) of the common shares of following subsidiaries:

•
KingThomason, Inc. CA (KTI): KTI was incorporated in the state of California on September 11, 1998 to market and sell the cash security retirement plan and personal lines of insurance including homeowners and automobile. KTI’s activities consisted primarily of acting as a broker for insurance companies working on commission.

•
KingThomason Financial Services, Inc. (KTFS): KTFS was incorporated in the state of California on April 7, 1999, to market and sell the financial and estate planning service, assets management services and the sell of stocks, bond and mutual funds. The Company did not have any activity since end of 2004.

•
KingThomason Insurance Marketing, Inc. (KTIM): KTIM was incorporated in the state of California on January 28, 2000 to market and sell insurance policies. The Company began its operations in the period ended June 30, 2001. KTIM’s activities consisted primarily of acting as a broker for dental insurance companies working on commission.

•
KingThomason Credit Card Services, Inc. (KTCC): KTCC was incorporated in the state of California on January 28, 2000 to underwrite and issue a private label credit card for use with its medical and dental insurance products. To date the Company has realized no revenues from this business.

•
KingThomason Franchising, Inc. (KTFI): KTFI was incorporated in the state of California on August 17, 2000 to franchise a “Financial Center” to offer and sell various financial and insurance products. The Company did not have any activity since its inception.

During June 2007, the Board of Directors of KingThomason Group, Inc. completely divested all of its wholly owned subsidiaries through a stock dividend.  Therefore, at this point, KingThomason Group, Inc. is effectively functioning as a shell corporation.

Note 2 - Going Concern and Management's Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,893,665 as of June 30, 2008. The Company’s total liabilities exceed its total assets by $108,739. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Notes to Unaudited Financial Statements

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

KingThomason Group, Inc.
Notes to Unaudited Financial Statements

Advertising

The Company expenses advertising costs as incurred.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the period ended June 30, 2008, as a result of net operating losses incurred during the period. As of March 31, 2008, the Company has available approximately $2,900,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the period ended June 30, 2008.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

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

KingThomason Group, Inc.
Notes to Unaudited Financial Statements

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

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2008	2007
Accounts Payable	$28,450	$33,450
Accrued Expenses	67,958	67,958
Accrued Taxes	3,200	3,200
Total Accounts Payable & Accrued Expenses	$99,608	$104,608

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

The company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value was estimated in accordance with the provisions of SFAS No. 123-R.

Following is a summary of the stock option activity

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2007	525,253	$0.1476	$-
Granted	-	$-	$-
Forfeited	-	$-	$-
Exercised	-	$-	$-
Outstanding March 31, 2008	525,253	$0.1476	$-

Following is a summary of the status of options outstanding at March 31, 2008:

Exercise Price	Number of Options	Average Remaining Contractual Life Years	Average Exercise Price
$0.15	500,000	0.50	$0.15
$0.10	25,253	0.75	$0.10

There were no unvested stock options as of June 30, 2008.

During the quarter ended June 30, 2008, there were no options granted by the Company.

KingThomason Group, Inc.
Notes to Unaudited Financial Statements

Note 7 - Stockholders’ Deficit

During the six months ended June 30, 2008, the Company issued 7,195,768 common shares of which 4,761,905 shares were issued to non-affiliated individuals for cash totaling $15,000 and 2,433,863 shares were issued to a non-affiliated individual for services totaling $10,407.

Note 8 - Earnings per Share

Earnings per share were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stocks to be issued are regarded as common stock equivalents and are considered in diluted earnings per share calculations.

Note 9 – Commitments & Contingencies

Legal Proceedings

Neither the company nor any of their property is a party to, or the subject of, any pending legal proceedings other than ordinary, routine litigation incidental to our business.

Note 10 - Subsequent Events

On July 8, 2008, the Company entered into a Letter of Intent with Hardwired Interactive, Inc. whereby KingThomason Group will purchase, through a wholly owned subsidiary, 100% of the issued and outstanding shares of Hard Wired Interactive. Inc., through a merger transaction. The terms and conditions set forth by the parties are subject to change pending the completion of the due diligence process, the approval of the Board of Directors and shareholders of both companies and the execution of definitive agreements.

On July 17, 2008, the Board effected a reverse stock split consolidating the outstanding Common shares on the basis of one new share for each five outstanding shares.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2008 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – Second Quarter of 2008 Compared to Second Quarter of 2007

Our loss of $7,407 for the second quarter (Q2) of FY 2008 was 13 percent less than that of $8,511 in the second quarter (Q2) of FY 2007.  The principal reason for the decrease was that operating expenses have declined in the past year.

We had no revenue in Q2 of either FY 2008 or 2007. However, our operating expenses increased from $1,926 in Q2 of FY 2007 to $7,407 in Q2 of FY 2008. The increase is attributable to stock-based compensation of $7,407 awarded in Q2 of FY 2008.

Our net loss of $7,407 during Q2 of FY 2008 represents a decrease from our net loss of $8,511 in Q2 of FY 2007.

Interim Results of Operations - First Half of FY 2008 Compared to First Half of FY 2007

The Company did not have revenues for the first half of FY 2008.

Our net loss of $20,130 during the first half of FY 2008 represents a decrease in net loss of $7,430 from $27,560 in the first half of FY 2007.  The reason for this was that the Company had increased accounting and auditing expenses.

Liquidity and Capital Resources

The Company’s cash balance was $459 as of June 30, 2008 as compared to $182 on June 30, 2007.

We are not liquid with $459 cash on hand at June 30, 2008 and current liabilities of $109,198.

Item 4.                      Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and are designed to provide reasonable assurances of achieving their objectives.  Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities

During the period covered by this report, the registrant sold the following equity securities (common stock) in transactions that were not registered under the Securities Act of 1933.

Date	Persons or Class of Persons to Whom the Securities Were Sold	No. of Shares	Cash Consideration	Value and Nature of Other Than Cash Consideration

05-14-08	Corporation	1,481,482	-	Services valued at $0.005 a share for raising capital

The above sale was made pursuant to the provisions of Regulation D, Rule 506. The purchaser was provided copies of our most recent Forms 10-K, Forms 10-Q and 8-K and was known to our management prior to the sale.  The purchaser was given the opportunity to ask questions of management before making its investment decisions.  There was no underwriter involved.

There were no repurchases of our securities made by us or any affiliated purchasers in the fourth quarter of our last fiscal year.

Item 5.                      Other Information

KingThomason Group, Inc. has entered into a non-binding Letter of Intent to complete a business combination with Hardwired Interactive, Inc.  The present intention of the parties is for a wholly-owned subsidiary of KingThomason Group to acquire 100 percent of the capital stock of Hardwired Interactive in exchange for 94 percent of the outstanding shares of common stock of KingThomason Group.  The Company anticipates completing the Business Combination before the end of the third quarter of 2008.

In anticipation that the Letter of Intent with Hardwired Interactive, Inc. will be followed by a definitive material agreement and a closing, KingThomason Group, Inc. on July 17, 2008 effected a reverse stock split consolidating the outstanding Common Stock shares on the basis of one new share for each five outstanding shares.

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit	Item

3.1	Articles of Incorporation of The KingThomason Group, Inc.*
3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+
3.2	Bylaws of The KingThomason Group, Inc.*
10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*
10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*
10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*
10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*
10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**130
10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***
10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.11	Letter of Intent KingThomason Group, Inc. to Acquire Hardwired Interactive dated 07/08/08.
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++
19	Letter to the Shareholders.++
20.1	Audit Committee Charter.++
20.2	Compensation Committee Charter.++
20.3	Governance and Nominating Committee Charter.++
20.4	Corporate Governance Principles.++
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.
**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.
***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.
+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.
*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.
++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 19, 2008	The KingThomason Group, Inc.

	By	/s/ Thomas E. King III
T.E. King III, President