Form 10-Q
period 2009-03-31
HARDWIRED INTERACTIVE, INC.
filed 2009-05-15
CIK 1133116

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 333-60880

HARDWIRED INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)
Nevada	73-1602395
(state of incorporation)	(IRS Employer I.D. Number)
21702 Evalyn Avenue
Torrance, CA 90503
(310) 540-1960
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

The KingThomason Group, Inc.
11 Red Sable Point, The Woodlands, TX 77380
(Former name and address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [  ]      No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [X]  No [  ]

As of May 11, 2009, there were 6,893,520 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hardwired Interactive, Inc.
Balance Sheet

March 31,
2009
Assets
Current Assets
Cash & Equivalents	$678
Total Current Assets	678

Total Assets	$678

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable & Accrued Expenses	$102,727
Note Payable-Officer	9,590
Total Current Liabilities	112,317

Commitments & Contingencies	-

Stockholders' Equity (Deficit)
Preferred Stock, $100 par value, 10,000,000 shares
authorized; 9,544 shares issued and outstanding	954,400
Common Stock, $0.001 par value, 100,000,000 shares
authorized; 6,893,520 shares issued and outstanding	32,986
Additional Paid-in Capital	1,790,133
Accumulated Deficit	(2,886,498)
Total Stockholders' Equity (Deficit)	(108,979)

Total Liabilities & Stockholders' Equity (Deficit)	$678

The accompanying notes are an integral part of these financial statements

Hardwired Interactive, Inc.
Statements of Operations

	For the Three Months Ended
	March 31,
	2009	2008

Operating Expenses
Consulting Expense	$5,000	$9,000
General and Administrative	253	723
Stock Based Compensation	-	3,000
Total Operating Expenses	5,253	12,723

Operating Income (Loss)	(5,253)	(12,723)

Other Income (Expense)
Interest Expense	(240)	(240)
Total Other Income (Expense)	(240)	(240)

Net Income (Loss) Before Income Taxes	(5,493)	(12,963)

Provision for Income Taxes	-	-

Net Income (Loss)	$(5,493)	$(12,963)

Net Income per Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Number of Shares Used in Per Share Calculations
Basic	13,932,213	5,956,682
Diluted	13,932,213	5,958,590

The accompanying notes are an integral part of these financial statemen

Hardwired Interactive, Inc.
Statements of Cash Flows
	For the Three Months Ended
	March 31,
Cash Flows from Operating Activities	2009	2008

Net Income (Loss)	(9,781)	$(12,963)

Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock Issued for Services		3,000
Depreciation & Amortization	-

Changes in operating assets and liabilities:
Accounts Payable & Accrued Expenses	(7,459)	(4,760)

Net Cash Used in Operating Activities	(17,240)	(14,723)

Cash Flows from Financing Activities
Common Stock Issued for Cash	0	15,000

Net Cash Provided by Financing Activities	-	15,000

Net Increase (Decrease) in Cash	0	277

Cash Beginning of Period	678	182

Cash End of Year	678	$459

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

Hardwired Interactive, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Hardwired Interactive, Inc.( the name was changed from King Thomason Group, Inc. on October 10, 2008) was organized in accordance with the General Corporation Act of the State of Nevada on November 8, 2000, for the purpose of merging with KingThomason, Inc. (KT), a Nevada corporation and subsidiaries. KTGI had no business operation through December 31, 2001 and was a development-stage company through December 7, 2001, organized for the merger. KTGI effected a merger on December 7, 2001 with KingThomason, Inc. pursuant to approving votes of the shareholders of both corporations.

KingThomason, Inc. (KT) was incorporated in the state of Nevada on July 21, 2000. KTI’S activities from inception until December 31, 2000 consisted primarily of reviewing possible business opportunities and developing the business model.

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

During June 2007, the Board of Directors of KingThomason Group, Inc. completely divested all of its wholly owned subsidiaries through a stock dividend.  Therefore, at this point, Hardwired Interactive, Inc. is effectively functioning as a shell corporation.

Note 2 - Going Concern and Management's Plans

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $2,886,498 as of March 31, 2009. The Company’s total liabilities exceed its total assets by $108,979. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

King Thomason, Inc. was successful in raising capital in an amount necessary to fund the execution of the business plan. To that end in June of 2007 the Board resolved that it would divest itself of dormant subsidiaries by spinning them off to its shareholders in the form of a stock dividend. The effect of this action, together with the settlement of a lawsuit, is that Hardwired Interactive, Inc. has insubstantial assets, no business operations and a balance sheet with $110,000 in debt and is a shell corporation.

Hardwired Interactive, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Hardwired Interactive, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the period ended June 30, 2008, as a result of net operating losses incurred during the period. As of March 31, 2008, the Company has available approximately $2,900,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carry forwards expire in various years through 2026.

Research and development costs

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such development is short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant. The Company did not incur any research and development cost during the period ended March 31, 2009.

Hardwired Interactive, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 160. Non controlling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

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

Hardwired Interactive, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of  March 31, 2009 $102,727.

Note 5  Note Payable to Officers

The company has notes payable to officers totaling $9,590 which are due on demand, unsecured and bear interest of 10% per annum.

Note 6 - Stockholders’ Deficit

As of March 31, 2009, the Company had a shareholder’s deficit of $2,886,498.

Note 7 – Commitments & Contingencies

Legal Proceedings

        Neither the company nor any of their property is a party to, or the subject of, any pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 2.    Management's Discussion and Analysis of Financial Conditionand Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2009  are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of 2009 Compared to the First Quarter of 2008

Our loss of $5,494 for the first quarter (Q1) of FY 2009 was 40 percent less than that of $12,963 in the first quarter (Q1) of FY 2008.  The principal reason for the decrease was that operating expenses declined in the first quarter (Q1) of FY 2009.

We had no revenue in Q1 of either FY 2009 or 2008.  However, our operating expenses decreased from $12,723 in Q1 of FY 2008 to $5,253 in Q1 of FY 2009.  The decrease is attributable to a $4,000 decrease in consulting expense.

Our net loss of $5,253 during Q1 of FY 2009 represents a decrease from our net loss of $12,963 in Q1 of FY 2008.

Liquidity and Capital Resources

The Company’s cash balance was $678 as of March 31, 2009.

We are not liquid with $678 cash on hand at March 31, 2009 and current liabilities of $112,317.

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

PART II - OTHER INFORMATION

Item 2.    Recent Sales of Unregistered Securities

On the dates below, the registrant sold the following securities pursuant to the exemption from registration provided by Regulation D, Rule 506.

Date	Person	No. of Shares	Consideration

08-21-08	Mark Wood	6,000,000	Partial closing of the Change of Control Agreement with Hardwired Interactive

10-01-08	Tommy Thomason	1,038,638	Services

Item 5.    Other Information

On July 8, 2008 KingThomason Group, Inc entered into a non-binding Letter of Intent to complete a business combination with Hardwired Interactive, Inc.  The intention was for KingThomason Group, Inc. to acquire 100 percent of the capital stock of Hardwired Interactive, Inc. in exchange for the issuance of approximately 43,000,000 unregistered common shares of KingThomason Group, Inc.

In anticipation that the Letter of Intent with Hardwired Interactive, Inc. was to be followed by the signing of a definitive material agreement and a closing, KingThomason Group, Inc. on July 17, 2008 effected a reverse stock split consolidating the outstanding Common Stock shares on the basis of one new share for every five outstanding shares.

On August 21, 2008 a Share Exchange Agreement (definitive material agreement) was signed by both parties. However, the transaction was not completed and only a total 6,000,000 shares of KingThomason Group, Inc. were issued to Hardwired Interactive, Inc. On October 1, 2008 an additional 1,038,638 unregistered shares were issued in connection with the transaction.

The name of the publicly traded company was officially changed to Hardwired Interactive, Inc. on October 10, 2008. The trading symbol was subsequently changed to HDWR from KGTH.

On April 10, 2009 a majority of the Board of Directors removed Mark Wood as President and CEO of the corporation and Kevin Wright was elected President and CEO.

On May 13, 2009 Kevin Wright resigned as President and CEO.  T.E. King Jr., a director of the company, was elected President and Chief Financial Officer.

Looking forward Hardwired Interactive, the public corporation, has recommenced efforts to find a company to effect a reverse merger or other transaction with it that would benefit its shareholders. Efforts are ongoing to recover the 7 million shares that were issued.

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit                                                                          Item

3.1	Articles of Incorporation of the KingThomason Group, Inc.*

3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock).*+

3.1.2	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (changing the name of the corporation).

3.2	Bylaws of The KingThomason Group, Inc.*

10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*

10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*

10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

10.11	Letter of Intent KingThomason Group, Inc. to Acquire Hardwired Interactive dated 07/08/08.+++

10.12	Share Exchange Agreement among KingThomason Group, Inc., Hardwired Interactive, Inc. and the shareholders of Hardwired Interactive, Inc. dated August 21, 2008.

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

19	Letter to the Shareholders.++

20.1	Audit Committee Charter.++

20.2	Compensation Committee Charter.++

20.3	Governance and Nominating Committee Charter.++

20.4	Corporate Governance Principles.++

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.

+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.

+++	Previously filed with Form 10-Q 06-30-08, Commission File #333-60880, EDGAR Accession #0001356018-08-000555- on August 19, 2008; incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hardwired Interactive, Inc.

Date: May 14, 2009	By:	/s/ T.E. King Jr
T.E. King Jr., President

HARDWIRED INTERACTIVE, INC.
Commission File No. 333-60880

FORM 10-Q
For the quarterly period ended March 31, 2009

INDEX TO EXHIBITS

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit                                                                          Item

3.1	Articles of Incorporation of the KingThomason Group, Inc.*

3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock).*+

3.1.2	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (changing the name of the corporation).

3.2	Bylaws of The KingThomason Group, Inc.*

10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*

10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*

10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*

10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*

10.7	2001 Stock Option Plan adopted by The KingThomason Group, Inc.**

10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***

10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+

10.11	Letter of Intent KingThomason Group, Inc. to Acquire Hardwired Interactive dated 07/08/08.+++

10.12	Share Exchange Agreement among KingThomason Group, Inc., Hardwired Interactive, Inc. and the shareholders of Hardwired Interactive, Inc. dated August 21, 2008.

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++

19	Letter to the Shareholders.++

20.1	Audit Committee Charter.++

20.2	Compensation Committee Charter.++

20.3	Governance and Nominating Committee Charter.++

20.4	Corporate Governance Principles.++

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.

**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.

***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.

+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.

*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.

++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.

+++	Previously filed with Form 10-Q 06-30-08, Commission File #333-60880, EDGAR Accession #0001356018-08-000555- on August 19, 2008; incorporated herein.