Form 10-Q
period 2008-09-30
HARDWIRED INTERACTIVE, INC.
filed 2011-09-28
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-60880

Hardwired Interactive, Inc .

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

As of September 30, 2008, there were 12,893,530 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

HARDWIRED INTERACTIVE, INC.

SEPTEMBER 30, 2008

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets As of September 30, 2008 (Unaudited) As of December 31, 2007	4
	Unaudited Statements of Operations For the three months ended September 30, 2008 and September 30, 2007 For the nine months ended September 30, 2008 and September 30, 2007 For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2008	5
	Unaudited Statements of Cash Flows For the nine months ended September 30, 2008 and September 30, 2007	6
	Unaudited Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	10-11

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	[Removed and Reserved]	12
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Consolidated Balance Sheets As of December 31, 2007 and As of September 30, 2008 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) For the three months ended September 30, 2008 and September 30, 2007 For the nine months ended September 30, 2008 and September 30, 2007 For the cumulative period from June 21, 2007 (Date of Inception) to September 30, 2008	5

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2008 and 2007 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet
(A Development Stage Company)

	Sept 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash	$698	$182
Prepaid expenses	0	0
Total current assets	698	182

Total Assets	$698	$182

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$16,123	$104,608
Accrued expenses	46,891	0
Due to related parties	9,829	9,590
Total current liabilities	72,843	114,198

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 9,544 outstanding	954,400	954,400
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	27,272
Additional paid-in capital	1,853,519	1,777,847
Accumulated Deficit	(2,894,096)	(2,873,535)
Total Stockholders' Deficiency	(72,145)	(114,016)

Total Liabilities & Stockholders' Deficiency	$698	$182
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations
(Unaudited)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007

Revenue	$0	$0	$0	$11,286

Costs & Expenses:
Costs of goods sold				0
General & administrative	0	2,433	20,130	4,783
Interest expense	431	6,585	431	17,506
Total Costs & Expenses	431	9,018	20,561	22,289

Loss from continuing operations before income taxes	(431)	(9,018)	(20,561)	(11,003)
Income taxes	0	0	0	0

Net Loss	($431)	($9,018)	($20,561)	($11,003)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	8,419,334	5,023,004	7,016,012	5,023,004
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended Sept 30,
	2008	2007

Cash flows from operating activities:
Net Loss	($20,561)	($11,003)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	10,407	14,000
Increase (decrease) in accounts payable & accrued expenses	(4,330)	(7,945)
Cash used by operating activities:	(14,484)	(4,948)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,000	0
Cash generated by financing activities	15,000	0

Change in cash	516	(4,948)
Cash-beginning of period	182	5,326
Cash-end of period	$698	$378
See notes to unaudited interim financial statements.

HARDWIRED INTERACTIVE, INC.

F/K/A KINGTHOMASON GROUP, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2007 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2. Earnings/Loss Per Share

 Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of Preferred Stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

In 2008 we enacted a split of the common stock in the amount of 1:5. Except as otherwise noted, all share numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008 or 2007.

Note 3.  New Accounting Standards

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements..

In September 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 will not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2008 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Our net loss of $431 for the three months (Q3) of 2008 was 95% less more than that of $9,018 in the three months (Q3) of 2007.  The principal reason for the decrease was due to our reduction in interest expense as our debt significantly decreased.

We had $0 revenue in (Q3) of either 2008 or 2007. However, our operating expenses decreased from $9,018 in the three months ended September 30, 2007 (Q3) to $431 in the three months ended September 30, 2008 (Q3). The decrease is attributable to interest expense being reduced from $6,385 to $431 and in 2008 we had zero general and administrative cost compared to $2,433 in the previous period.

Our net loss of $431 during the three months of 2008 (Q3) represents a decrease from our net loss of $9,018 in the three months of 2007(Q3).

Interim Results of Operations – the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Our net loss of $20,561 for the nine months of 2008 (Q3) was 87 % more than that of $11,003 the nine months of  2007 (Q3).  The principal reason for the increase in the nine months was higher general and administrative cost and principally professional fees. The total general and administrative expenses increased to $20,130 from $4783.

We had $0 revenue in (Q3) of 2008, which is down from $11,286 in revenue for (Q3) of 2007. Our total expenses for the nine months decreased to $20,561 from $22,289 due to professional fees that rose with interest decreasing. Our net loss for the nine months was $20,561 compared to $11,003, this increase was primarily due to a lack of income.

Liquidity and Capital Resources

The Company’s cash balance was $698 as of the nine months ended September 30, 2008 as compared to $182 for the year ended December 31, 2007.

We are not liquid with $698 cash on hand at September 30, 2008 and current liabilities of $72,843.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 The Registrant is a smaller reporting company as defined by Item 10(f)(1) and is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and have concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Subsequent to filing on April 16, 2008 our Annual Report on Form 10-K/A for the year ended December 31, 2007 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available.

As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels.Our independent public accountant, Steven J. Corso, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Steven J. Corso expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 The Company is not a party to any pending legal proceeding and we are not aware of any pending legal proceeding in which any of our officers or directors or any beneficial holders of 5% or more of our voting securities are adverse to or have a material interest adverse to the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the registrant sold the following equity securities (common stock) in transactions that were not registered under the Securities Act of 1933.

On July 17, 2008 the Company effectuated a reverse stock split on the basis of one new share for each five outstanding shares.  This reverse stock split is stated rectroactively and the periods presented in this 10Q reflect this reverse.

In 2008 the Company issued 7,439,203 shares of common stock of which 952,430 shares were issued to non affiliated individuals for cash of $15,000 and 6,486,773 shares were issued for services valued at market value of $40,407. As of September 30, 2008 there are 12,893,530 shares of common stock outstanding.

Date	Persons or Class of Persons to Whom the Securities Were Sold	No. of Shares	Cash Consideration	Value and Nature of Other Than Cash Consideration

5/14/2008	Corporation	486,773	-	Services valued market of $10,407
5/14/2008	Non-Affiliated Individuals	952,430	$15,000.00
8/21/2008	Mark Wood	6,000,000	-	Services valued market of $30,000

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

Item 3.

Defaults Upon Senior Securities

The Company has no outstanding Senior Securities.

Item 4.

 [Removed and Reserved]

Item 5.   Other Information

On July 8, 2008 KingThomason Group, Inc entered into a non-binding Letter of Intent to complete a business combination with Hardwired Interactive, Inc.  The intention was for KingThomason Group, Inc. to acquire 100 percent of the capital stock of Hardwired Interactive, Inc. in exchange for the issuance of approximately 43,000,000 unregistered common shares of King Thomason Group, Inc.

 In anticipation that the Letter of Intent with Hardwired Interactive, Inc. was to be followed by the signing of a definitive material agreement and a closing, King Thomason Group, Inc. on July 17, 2008, affected a reverse stock split consolidating the outstanding Common Stock shares on the basis of one new share for every five outstanding shares.

 On August 21, 2008 a Share Exchange Agreement (definitive material agreement) was signed by both parties. However, the transaction was not completed and only a total 6,000,000 shares of KingThomason Group, Inc. were issued to Mark Wood. On October 1, 2008 an additional 1,038,638 unregistered shares were issued in connection with the transaction.  The transaction was then mutually terminated by both parties.

 The name of the publicly traded company was officially changed to Hardwired Interactive, Inc. on October 10, 2008.

Item 6.

Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit	Item

3.1	Articles of Incorporation of Hardwired Interactive, Inc.*
3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+
3.2	Bylaws of Hardwired Interactive, Inc.*
10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*
10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*
10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*
10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*
10.7	2001 Stock Option Plan adopted by Hardwired Interactive, Inc.**130
10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***
10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.11	Letter of Intent Hardwired Interactive, Inc. to Acquire Hardwired Interactive dated 07/08/08.+++
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++
19	Letter to the Shareholders.++
20.1	Audit Committee Charter.++
20.2	Compensation Committee Charter.++
20.3	Governance and Nominating Committee Charter.++
20.4	Corporate Governance Principles.++
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.
**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.
***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.
+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.
*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.
++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.
+++	Previously filed with Form 10-Q for the period ending 6-30-2008, Commission File #333-60880 on August 18, 2008; incorporated herein.

SIGNATURES

 Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 28, 2011	Hardwired Interactive, Inc.

	By	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua, President Chief Executive Officer Chief Financial Officer