Form 10-K
period 2008-12-31
HARDWIRED INTERACTIVE, INC.
filed 2011-09-28
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

333-60880

(Commission File Number)

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

State the aggregate market value of the 6,045,844 voting and non-voting common equity held by non-affiliates computed by reference to the $0.05 average bid and asked price of such common equity, as of December 31, 2008: $302,292.20

As of December 31, 2008, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).  None

HARDWIRED INTERACTIVE, INC.

Form 10-K

Report for the Fiscal Year

 Ended December 31, 2008

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1.     BUSINESS

Company History

Hardwired Interactive, Inc. (the name was changed from King Thomason Group, Inc. on October 10, 2008) was organized in accordance with the General Corporation Act of the State of Nevada on November 8, 2000, for the purpose of merging with King Thomason, Inc. (“KT”), a Nevada corporation and subsidiaries. King Thomason Group, Inc. (“KTGI”) had no business operation through December 31, 2001 and was a development-stage company through December 7, 2001, organized for the merger. KTGI effected a merger on December 7, 2001 with King Thomason, Inc. pursuant to approving votes of the shareholders of both corporations.

KT was incorporated in the state of Nevada on July 21, 2000. KT’S activities from inception until December 31, 2000 consisted primarily of reviewing possible business opportunities and developing the business model.

Pursuant to a reorganization agreement dated December 31, 2000, the Company acquired one hundred percent (100%) of the common shares of following subsidiaries:

•

King Thomason, Inc. CA (KTI): KTI was incorporated in the state of California on September 11, 1998 to market and sell the cash security retirement plan and personal lines of insurance including both homeowners and automobile insurance. KTI’s activities consisted primarily of acting as a broker for insurance companies working on commission.

•

King Thomason Financial Services, Inc. (KTFS): KTFS was incorporated in the state of California on April 7, 1999, to market and sell the financial and estate planning service, assets management services and the sell of stocks, bonds and mutual funds. The Company had no activity since the end of 2004.

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

•

King Thomason Franchising, Inc. (KTFI): KTFI was incorporated in the state of California on August 17, 2000 to franchise a “Financial Center” to offer and sell various financial and insurance products. The Company did not realize  any activity since its inception.

During June 2007, the Board of Directors of KTGI completely divested all of its wholly owned subsidiaries through a stock dividend.

Our Business

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

ITEM 1A.  RISK FACTORS

Not Applicable

ITEM 2.     PROPERTIES

We own no plants or manufacturing equipment, only office furniture, computers and related equipment.

ITEM 3.     LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Hardwired Interactive, Inc. Common Stock trades on the Pink Sheets under the symbol HDWR.  The high and low bid and asked prices, as reported by the Pink Sheets, are as follows for 2007 and 2008.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2007:
	1 st Qtr	$0.03	$0.02
	2 nd Qtr	$0.04	$0.01
	3 rd Qtr	$0.03	$0.01
	4 th Qtr	$0.02	$0.01

2008:
	1 st Qtr	$0.05	$0.01
	2 nd Qtr	$0.05	$0.01
	3 rd Qtr	$0.05	$0.01
	4 th Qtr	$0.09	$0.05

 Holders

 There are approximately 538 holders of record of our company’s common stock.

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

Sales of Unregistered Securities

During the period covered by this report, the registrant sold the following equity securities (common stock) in transactions that were not registered under the Securities Act of 1933.

On July 17, 2008 the Company effectuated a reverse stock split on the basis of one new share for each five outstanding shares.  This reverse stock split is stated retroactively and the periods presented in this 10K reflect this reverse.

In 2008 the Company issued 8,577,896 shares of common stock of which 952,430 shares were issued to non affiliated individuals for cash of $15,000 and 7,625,466 shares were issued for services valued at market value of $46,101. As of December 30, 2008 there are 14,032,223 shares of common stock outstanding.

Date	Persons or Class of Persons to Whom the Securities Were Sold	No. of Shares	Cash Consideration	Value and Nature of Other Than Cash Consideration

5/14/2008	Corporation	486,773	-	Services valued at market of $10,407
5/14/2008	Non-Affiliated Individuals	952,430	$15,000.00
8/21/2008	Mark Wood	6,000,000	-	Services valued at market of $30,000
10/1/2008	Non-Affiliated Individuals	1,138,693	-	Services valued at market of $5,694

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

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

We now have no business operations.  We are a public shell corporation in search of a suitable, going-concern private company for the purpose of a business combination through a reverse merger.  Our search efforts are conducted through our management and friends of our management.

Results of Operations – For the year ended December 31, 2008 compared to the year ended December 31, 2007

Our net loss of $56,399 for the year ended December 31, 2008 was an increase of $3,528 and 7% more than that of $52,871 in the year ended December 31, 2007.  The principal reason for the increase was gain on the disposal of assets from discontinued operations in 2007 that did not exist in 2008.

We had no revenue in for the years ended December 31, 2008 or 2007. However, our operating expenses decreased from $106,547 in the year ended December 31, 2007 to $56,399 in the year ended December 31, 2008. The decrease is attributable to a decrease in General and Administrative expense in 2008.

Our net loss of $56,399 during the year ended December 31, 2008 represents an increase from our net loss of $52,871 for the year ended December 31, 2007.

Liquidity .  With assets of $698 and liabilities of $72,987, we are not liquid.  The only event reasonably likely to increase our liquidity would be a reverse merger with a going-concern, private company, an event we are pursuing but have not yet identified.  We have no unused sources of liquid assets and have to rely on our officers and directors to provide the ongoing expenses of searching for a reverse merger candidate.

Capital resources.  We have no material commitments for capital expenditures as of the end of the last fiscal year.  We have no capital resources.

Off-Balance Sheet Arrangements

 There are no off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FI NANCIAL STATEMENTS.

Our consolidated financial statements are contained in pages F-1 through F-11 which appear at the end of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2011 the company engaged Michael F Cronin, CPA to audit the company’s financial statements for the year 2008, 2009, and 2010. The Board of Directors has approved his appointment.  The financial statements for 2006 and 2007 did not contain and adverse or a disclaimer of opinion. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with this report,

ITEM 9A.     DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2008 there was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to filing our Annual Report on Form 10-K for the year ended December 31, 2008 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become in adequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.     OTHER INFORMATION

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our current directors and executive officers. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Hardwired Interactive, Inc.

Person (1)	Office	Office Held Since	Term of Office
Joseph C. Passalaqua	President and Chief Executive Office	[10-28-2010]	[2 yrs]

(1)

T.E. King Jr. was the director of the Company from January 2006 to December 2008.  Thomas King III was the President, Chief Financial Officer and Director from July 2000 to December 2008.  Thomas King III is the son of T.E. King Jr.

 Business Experience:

Joseph C. Passalaqua.  Joseph C. Passalaqua has been our President and Chief Executive Officer since [10-28-2010].  Joseph C. Passalaqua was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008.  Mr. Passalaqua was President of 3EEE, Inc. from March 2006 until May 2008.  He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010.  He became the President of Plantation Lifecare Developers, Inc. in January of 2010.  He is the sole owner of Greenwich Holdings, LLC.

FAMILY RELATIONSHIPS

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

SUBSEQUENT EXECUTIVE RELATIONSHIPS

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Code of Ethics.   We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions ( incorporated by reference to Exhibit 14 to the Form 8-K filed with the Commission on February 24, 2005) We undertake to provide to any person without charge, upon request, a copy of such code of ethics.  Such a request may be made by writing to the company at its address at 21702 Evalyn Avenue, Torrance, CA 90277.

Corporate Governance.

Security holder recommendations of candidates for the board of directors .  Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years.  The recommendation must be received by the company by April 20 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

Audit committee .  We have no standing audit committee.  Our directors perform the functions of an audit committee.  Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only two directors at present.  Neither of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when necessary..

Compliance with Section 16(a) of the Exchange Act .

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Our securities are not registered with the Securities and Exchange Commission under Section 12(b) or 12(g) of the Exchange Act.  Accordingly, our officers, directors and beneficial owners of 10 percent or more of any class of stock are not subject to Section 16(a) of the Exchange Act.

ITEM 11.     EXECUTIVE COMPENSATION.

 The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Total
T.E. King III, CEO	2007	$0	$0	$15,000	$15,000
T.E. King III, CEO	2008	$0	$0	$ 0	$0
T.E. King III, CEO	2009	$0	$0	$0	$0
Joseph C. Passalaqua, CEO	2010	$0	$0	$0	$0
Joseph C. Passalaqua, CEO	2011	$0	$0	$0	$0

(1)  This compensation was for Mr. King’s services as a director.  It is repeated in the table under “Compensation of Directors.”

 The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

T.E. King III	0	0	0	0	0
Joseph C. Passalaqua	0	0	0	0	0

Compensation of Directors

 The directors of KingThomason Group and its subsidiaries received the following compensation, from 2007 through the present, for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas King III	0	$15,000(1)	0	0	0	0	$15,000
T.E. King Jr.	0	$11,250(2)	0	0	0	0	$11,250
Joseph C. Passalaqua	0		0	0	0	0	0

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

Compensation Committee .  We do not have a compensation committee.  We have only two directors, and one of these, Thomas King III, is the only full-time employee of the company.  These two directors deliberate concerning the ability of the company to pay compensation to any officer or director and the type and amount of such compensation.  During the last fiscal year, the directors were Thomas King III and T.E. King Jr., and each participated in the deliberations concerning executive officer compensation.  Thomas King III and T.E. King Jr. are son and father, respectively.

Related Transactions .  During the last two fiscal years and the period since the end of the last fiscal year, there have been no transactions, or any currently proposed transaction, in which the company was or is to be a participant with a related person, such as either of the two Kings, where the transaction exceeds $120,000 and the related person had or will have a direct or indirect material interest.

 Equity Compensation Plans.

 We have no equity compensation plans.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

	No. of Shares	% of Class

Park Slope, LLC * P.O. Box 2843 Liverpool NY, 13089	25,000,000	75.68%

Officers and Directors as a Group Park Slope, LLC * Majority Shareholder	25,000,000	75.68%

*Joseph C. Passalaqua is the Sole Officer and Director of Park Slope, LLC

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements in this Form 10-K and review of financial statements included in our Form 10-Q reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended December 31, 2008	$6,000
Fiscal Year ended December 31, 2007	$10,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2008	$-0-
Fiscal Year ended December 31, 2007	$-0-

        Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2008	$-0-
Fiscal Year ended December 31, 2007	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2008	$-0-
Fiscal Year ended December 31, 2007	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.  None of the fees described above were pre-approved before the services were performed.

Item 15. Exhibits

HARDWIRED INTERACTIVE, INC.

Commission File No.  333-60880

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

Exhibit	Item

3.1	Articles of Incorporation of Hardwired Interactive, Inc.*
3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+
3.2	Bylaws of Hardwired Interactive, Inc.*
10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*
10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*
10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*
10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*
10.7	2001 Stock Option Plan adopted by Hardwired Interactive, Inc.**130
10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***
10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.11	Letter of Intent Hardwired Interactive, Inc. to Acquire Hardwired Interactive dated 07/08/08.+++
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++
19	Letter to the Shareholders.++
20.1	Audit Committee Charter.++
20.2	Compensation Committee Charter.++
20.3	Governance and Nominating Committee Charter.++
20.4	Corporate Governance Principles.++
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registrant’s press release dated October 18, 2004.+

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.
**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.
***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.
+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.
*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.
++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.
+++	Previously filed with Form 10-Q for the period ending 6-30-2008, Commission File #333-60880 on August 18, 2008; incorporated herein.

                                                                       17

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 28, 2011	Hardwired Interactive, Inc.

	By	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua, President Chief Executive Officer Chief Financial Officer

Hardwired Interactive, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Rochester, NY

Board of Directors and Shareholders
Hardwired Interactive, Inc.
Syracuse, NY

I have audited the accompanying balance sheet of Hardwired Interactive, Inc. as of December 31, 2008 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Hardwired Interactive, Inc. as of December 31, 2007 were audited by other auditors whose report thereon, dated March 25, 2008, expressed an unqualified opinion.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwired Interactive, Inc. as of December 31, 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $56,000 loss from operations in 2008 and may not have adequate readily available resources to fund operations through 2009. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 28, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Rochester, NY

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet
	December 31
	2008	2007

Assets
Current assets
Cash	$698	$182
Prepaid expenses	0	0
Total current assets	698	182

Total Assets	$698	$182

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$16,123	$104,608
Accrued expenses	47,035	0
Due to related parties	9,829	9,590
Total current liabilities	72,987	114,198

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 9,544 outstanding	954,400	954,400
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding (5,454,327 in 2007)	14,032	27,272
Additional paid-in capital	1,889,213	1,777,847
Accumulated Deficit	(2,929,934)	(2,873,535)
Total Stockholders' Deficiency	(72,289)	(114,016)

Total Liabilities & Stockholders' Deficiency	$698	$182
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations

	Year Ended December 31,
	2008	2007

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold		0
General & administrative	55,824	82,422
Interest expense	575	24,125
Total Costs & Expenses	56,399	106,547

Loss from continuing operations before income taxes	(56,399)	(106,547)

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(5,278)
Gain on disposal of assets used in discontinued operations	0	58,954
Income from discontinued operations	0	53,676

Income taxes	0	0

Net Loss	($56,399)	($52,871)

Basic and diluted per share amounts:
Continuing operations	Nil	($0.02)
Basic and diluted net loss	Nil	($0.01)

Weighted average shares outstanding (basic & diluted)	9,743,275	4,949,390
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net Loss	($56,399)	($52,871)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of equity instruments	46,101	38,500
Non cash expenses & impairment charges	0	37,540
Gain from discontinued operations	0	(58,954)
Increase (decrease) in accounts payable & accrued expenses	(4,186)	(933,049)
Cash used by operating activities:	(14,484)	(968,834)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,000	0
Preferred stock issued	0	825,002
APIC related to divestiture of subsidiaries	0	138,688
Cash generated by financing activities	15,000	963,690

Change in cash	516	(5,144)
Cash-beginning of period	182	5,326
Cash-end of period	$698	$182
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Prepaid Funding Expenses	Accumulated Deficit
Balance at December 31, 2006	4,544	$454,400	4,354,327	$21,772	$1,281,157	($37,540)	($2,820,664)
Stock issued to settle debt	5,000	500,000			325,002
Stock issued for services			1,100,000	5,500	33,000
Amortization of prepaid funding costs						37,540
Deconsolidation of subsidiaries					138,688
Net Loss							(52,871)
Balance at June 30, 2007	9,544	954,400	5,454,327	27,272	$1,777,847	$0	($2,873,535)
Stock issued for cash			952,381	952	14,048
Stock issued for services			7,625,515	7,626	38,475
Deconsolidation of subsidiary debt					37,025
Effect of 1:5 stock split				(21,818)	21,818
Net Loss							(56,399)
Balance at December 31, 2008	9,544	954,400	14,032,223	14,032	$1,889,213	$0	($2,929,934)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

HARDWIRED INTERACTIVE, INC.

F/K/A KINGTHOMASON GROUP, INC.

BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2008

The Company

Organizational Background

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

Pursuant to reorganization agreement dated December 31, 2000, the Company acquired one hundred percent (100%) of the common shares of five operating subsidiaries. During June 2007, we completely divested all of our wholly owned operating subsidiaries through a stock dividend and ceased all operations. In October 2008 we changed our name to Hardwired Interactive, Inc.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

 For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment

New property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets

 We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation

 Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

 We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Subsequent Events

Subsequent events have been evaluated up to and including the date at which the financial statements were available-September 19, 2011.

Fair Value of Financial Instrument

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2008 and 2007, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements

FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

 FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

 The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Earnings per Common Share

 We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Effective July 17, 2008, we enacted a reverse split of the common stock in the amount of 1:5. Except as otherwise noted, all share numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

Income Taxes

 We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Recent Accounting Pronouncements

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

1.

 Income Taxes:

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2008 considered available to reduce future income taxes were reduced or eliminated through our 2010 change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $ 9,000 resulting in deferred tax assets of $3,060. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2005.

2. Commitments:

The Company is not a party to any leases and does not have any commitments

3.

Stockholders' Equity:

 Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis..

Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 100.00 preferred stock.

 Stock Options

There are no employee or non-employee options grants. All previously issued grants have expired.

In July 2008 we enacted a split of the common stock in the amount of 1:5. Except as otherwise noted, all share numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

4.

Note Payable Officer:

The company has two notes payable to officers amounting $6,047 and $3,543, respectively. Both of them are due on demand, unsecured and bear interest rates of 6% per year.

5.

Discontinued Operations:

The gain on the disposal of assets relates to the divesture of the Company’s subsidiaries in June 2007.  The subsidiaries had approximately $180,000 in third-party accounts payable and notes as of the spin-off date that are included in this gain. In addition, the subsidiaries had a year-to-date loss on discontinued operations of $5,278 as of the spin-off completed at June 30, 2007.

6.

Subsequent Events:

Change in Control: On October 29, 2010 the holders of 6,000,000 shares of common stock and all 9,544 shares of preferred stock sold such shares to Park Slope, LLC through a Stock Purchase, Cancellation and Assignment Agreement. The agreement resulted in Park Slope owning 42.8% of the outstanding common shares as well as the cancellation of the preferred shares. In connection with the purchase of the shares a promissory note in the amount of $9,540 payable to a former officer was consolidated with other debt as part of a new unsecured demand note payable in the amount of $60,722 also to a related party. Effective the date of the agreement, Thomas E. King III, the sole officer and director of the company resigned and was replaced by Joseph Passalaqua.