Form 10-Q/A
period 2009-03-31
HARDWIRED INTERACTIVE, INC.
filed 2011-10-03
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-60880

Hardwired Interactive, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	73-1602395 (IRS Employer I.D. Number)

7325 Oswego Road Suite D

Liverpool, NY  13090

(315) 451-7515

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No ☒

As of March 31, 2009, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

HARDWIRED INTERACTIVE, INC.

MARCH 31, 2009

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets As of March 31, 2009 (Unaudited) As of December 31, 2008	4
	Unaudited Statements of Operations For the three months ended March 31, 2009 and March 31, 2008	5
	Unaudited Statements of Cash Flows For the three months ended March 31, 2009 and March 31, 2008	6
	Unaudited Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9-11

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	[Removed and Reserved]	12
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash	$680	$698
Prepaid expenses	0	0
Total current assets	680	698

Total Assets	$680	$698

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$16,123	$16,123
Accrued expenses	47,178	47,035
Due to related parties	9,829	9,829
Total current liabilities	73,130	72,987

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 9,544 outstanding	954,400	954,400
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	14,032
Additional paid-in capital	1,892,213	1,889,213
Accumulated Deficit	(2,933,095)	(2,929,934)
Total Stockholders' Deficiency	(72,450)	(72,289)

Total Liabilities & Stockholders' Deficiency	$680	$698
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations
(unaudited)
	Three Months Ended March 31,
	2009	2008

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold		0
General & administrative	3,018	12,723
Interest expense	143	240
Total Costs & Expenses	3,161	12,963

Loss from continuing operations before income taxes	(3,161)	(12,963)
Income taxes	0	0

Net Loss	($3,161)	($12,963)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	14,032,223	5,956,682
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net Loss	($3,161)	($12,963)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	3,000	0
Expenses paid by issuance of equity instruments		3,000
Increase (decrease) in accounts payable & accrued expenses	143	(4,760)
Cash used by operating activities:	(18)	(14,723)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	15,000
Cash generated by financing activities	0	15,000

Change in cash	(18)	277
Cash-beginning of period	698	182
Cash-end of period	$680	$459
See notes to unaudited interim financial statements.

HARDWIRED INTERACTIVE, INC.

F/K/A KINGTHOMASON GROUP, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.

Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2008 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $9,829 at March 31, 2009.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended March 31, 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations – the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Our net loss of $3,161 for the three months (Q1) of 2009 was 76% less than that of $12,963 in the three months (Q1) of 2008.  The principal reason for the decrease was due to a reduction in general and administrative expenses as we started to wind down our activities.

We had $0 revenue in (Q1) of either 2009 or 2008. However, our operating expenses decreased from $12,963 in the three months ended March 31, 2008 (Q1) to $3,161 in the three months ended March 31, 2009 (Q1). The decrease is attributable to a reduction in general and administrative cost which was $3,018 in the three months ended March 31, 2009 compared to $12,723 in the three months ended March 31, 2008 in the previous period.

Our net loss of $3,161 during the three months of 2009 (Q1) represents a decrease of $9,802, from our net loss of $12,963 in the three months of 2008(Q1).

Liquidity and Capital Resources

The Company’s cash balance was $680 as of the three months ended March 31, 2009 as compared to $698 for the year ended December 31, 2008.

We are not liquid with $680 cash on hand at March 31, 2009 and current liabilities of $73,130.

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

Subsequent to filing on September 28, 2011 our Annual Report on Form 10-K for the year ended December 31, 2008 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available.

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

Date: October 3, 2011	Hardwired Interactive, Inc.

	By	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua, President Chief Executive Officer Chief Financial Officer