Form 10-Q
period 2009-09-30
HARDWIRED INTERACTIVE, INC.
filed 2011-10-03
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

HARDWIRED INTERACTIVE, INC.

September 30, 2009

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets As of September 30, 2009 (Unaudited) As of December 31, 2008	4
	Unaudited Statements of Operations For the three months ended September 30, 2009 and September 30, 2008 For the nine months ended September 30, 2009 and September 30, 2008	5
	Unaudited Statements of Cash Flows For the nine months ended September 30, 2009 and September 30, 2008	6
	Unaudited Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	10-11

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	[Removed and Reserved]	12
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Consolidated Balance Sheets As of December 31, 2008 and As of September 30, 2009 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) For the three months ended September 30, 2009 and September 30, 2008 For the nine months ended September 30, 2009 and September 30, 2008	5

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet

	Sept 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash	$80	$698
Prepaid expenses	0	0
Total current assets	80	698

Total Assets	$80	$698

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$16,123	$16,123
Accrued expenses	47,466	47,035
Due to related parties	9,829	9,829
Total current liabilities	73,418	72,987

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 9,544 outstanding	954,400	954,400
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	14,032
Additional paid-in capital	1,898,213	1,889,213
Accumulated Deficit	(2,939,983)	(2,929,934)
Total Stockholders' Deficiency	(73,338)	(72,289)

Total Liabilities & Stockholders' Deficiency	$80	$698
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations
(unaudited)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2009	2008	2009	2008

Revenue	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold				0
General & administrative	3,600	0	9,618	20,130
Interest expense	143	431	431	431
Total Costs & Expenses	3,743	431	10,049	20,561

Loss from continuing operations before income taxes	(3,743)	(431)	(10,049)	(20,561)
Income taxes	0	0	0	0

Net Loss	($3,743)	($431)	($10,049)	($20,561)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	14,032,223	8,419,334	14,032,223	7,016,012
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Sept 30,
	2009	2008

Cash flows from operating activities:
Net Loss	($10,049)	($20,561)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	9,000	0
Expenses paid by issuance of equity instruments	0	10,407
Increase (decrease) in accounts payable & accrued expenses	431	(4,330)
Cash used by operating activities:	(618)	(14,484)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	15,000
Cash generated by financing activities	0	15,000

Change in cash	(618)	516
Cash-beginning of period	698	182
Cash-end of period	$80	$698
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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.     Earnings/Loss Per Share:

 Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of Preferred Stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

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

3.      New Accounting Standards:

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $9,829 at September 30, 2009.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month period ended September 30, 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2009 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Our net loss of $3,743 for the three months (Q3) of 2009 was $3,312 more than that of $431 in the three months (Q3) of 2008.  The principal reason for the increase was due to general and administrative expenses for professional fees.

We had $0 revenue in (Q3) of either 2009 or 2008. However, our operating expenses increased from $431 in the three months ended September 30, 2008 (Q3) to $3,743 in the three months ended September 30, 2009 (Q3). The increase is attributable to an increase in general and administrative cost which was $3,600 in three months ended September 30, 2009 compared to $0 in the three months ended September 30, 2008 in the previous period.

Our net loss of $3,743 during the three months of 2009 (Q3) represents an increase of $3,312, from our net loss of $431 in the three months of 2008(Q3).

Results of Operations – the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Our net loss of $10,049 for the nine months (Q3) of 2009 was 51% less than that of $20,561 in the nine months (Q3) of 2008.  The principal reason for the decrease was due to general and administrative expenses as our professional fees decreased.

We had $0 revenue in (Q3) of either 2009 or 2008. However, our operating expenses decreased from $20,561 in the nine months ended September 30, 2008 (Q3) to $10,049 in the nine months ended September 30, 2009 (Q3). The decrease is attributable to a reduction in general and administrative cost which was $9,618 in the nine months ended September 30, 2009 compared to $20,130 in nine months ended September 30, 2008 in the previous period.

Our net loss of $10,049 during the nine months of 2009 (Q3) represents a decrease of $10,512, from our net loss of $20,561 in the nine months of 2008(Q3).

Liquidity and Capital Resources

The Company’s cash balance was $80 as of the nine months ended September 30, 2009 as compared to $698 for the year ended December 31, 2008.

We are not liquid with $80 cash on hand at September 30, 2009 and current liabilities of $73,418.

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