Form 10-K
period 2009-12-31
HARDWIRED INTERACTIVE, INC.
filed 2011-10-06
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

333-60880

(Commission File Number)

Hardwired Interactive, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	73-1602395 (IRS Employer I.D. Number)

7325 Oswego Road Suite D

Liverpool NY, 13090

(315)-451-7515

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No   ☒

State the aggregate market value of the 6,045,844 voting and non-voting common equity held by non-affiliates computed by reference to the $0.05 average bid and asked price of such common equity, as of December 31, 2009:$302,292.20

As of December 31, 2009, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

 Ended December 31, 2009

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

ITEM 4.     [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Hardwired Interactive, Inc. Common Stock trades on the Pink Sheets under the symbol HDWR.  The high and low bid and asked prices, as reported by the Pink Sheets, are as follows for 2008 and 2009.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2008:
	1 st Qtr	$0.03	$0.02
	2 nd Qtr	$0.04	$0.01
	3 rd Qtr	$0.03	$0.01
	4 th Qtr	$0.02	$0.01

2009:
	1 st Qtr	$0.05	$0.01
	2 nd Qtr	$0.05	$0.03
	3 rd Qtr	$0.017	$0.01
	4 th Qtr	$0.09	$0.05

 Holders

 There are approximately 538 holders of record of our company’s common stock.

Dividends .

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

During the period covered by this report, the registrant sold no unregistered securities.

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

Results of Operations – For the year ended December 31, 2009 compared to the year ended December 31, 2008

Our net loss of $16,109 for the year ended December 31, 2009 was a decrease of $40,290 and 71% less than that of $56,399 in the year ended December 31, 2008.  The principal reason for the decrease was a decline in General and Administrative expenses in 2009, compared with the previous year in 2008.

We had no revenue in for the years ended December 31, 2009 or 2008. However, our operating expenses decreased from $56,399 in the year ended December 31, 2008 to $16,109 in the year ended December 31, 2009. The decrease is attributable to a decline in General and Administrative expense in 2009.

Our net loss of $16,109 during the year ended December 31, 2009 represents a decrease from our net loss of $56,399 for the year ended December 31, 2008.

Liquidity.  With assets of $80 and liabilities of $76,478, we are not liquid.  The only event reasonably likely to increase our liquidity would be a reverse merger with a going-concern, private company, an event we are pursuing but have not yet identified.  We have no unused sources of liquid assets and have to rely on our officers and directors to provide the ongoing expenses of searching for a reverse merger candidate.

Capital resources.  We have no material commitments for capital expenditures as of the end of the last fiscal year.  We have no capital resources.

Off-Balance Sheet Arrangements

 There are no off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FI NANCIAL STATEMENTS.

Our consolidated financial statements are contained in pages F-1 through F-12 which appear at the end of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2011 the company engaged Michael F Cronin, CPA to audit the company’s financial statements for the year 2008, 2009, and 2010. The Board of Directors has approved his appointment.  The financial statements for 2008 and 2009 did not contain and adverse or a disclaimer of opinion. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with this report.

ITEM 9A.     DISCLOSURE CONTROLS AND PROCEDURES

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 9A., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2009 there was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to filing our Annual Report on Form 10-K for the year ended December 31, 2009 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

Hardwired Interactive, Inc.

Person (1)	Office	Office Held Since	Term of Office
Joseph C. Passalaqua	President and Chief Executive Office	10-28-2010	2 yrs

(1)

T.E. King Jr. was the director of the Company from January 2006 to December 2009.  Thomas King III was the President, Chief Financial Officer and Director from July 2000 to December 2009.  Thomas King III is the son of T.E. King Jr.

 Business Experience:

Joseph C. Passalaqua.  Joseph C. Passalaqua has been our President and Chief Executive Officer since 10-28-2010.  Joseph C. Passalaqua was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008.  Mr. Passalaqua was President of 3EEE, Inc. from March 2006 until May 2008.  He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010.  He became the President of Plantation Lifecare Developers, Inc. in January of 2010.  He is the sole owner of Greenwich Holdings, LLC.

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

Compliance with Section 16(a) of the Exchange Act.

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

ITEM 11.     EXECUTIVE COMPENSATION.

 The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Total
T.E. King III, CEO	2009	$0	$0	$0	$0
T.E. King Jr., Director	2009	$0	$0	$0	$0
Joseph C. Passalaqua, CEO	2010	$0	$0	$0	$0
Joseph C. Passalaqua, CEO	2011	$0	$0	$0	$0

(1)  This compensation was for Mr. King’s services as a director.  It is repeated in the table under “Compensation of Directors.”

 The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Thomas King III	0	0	0	0	0
T.E. King Jr.	0	0	0	0	0
Joseph C. Passalaqua	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas King III	0	$0	0	0	0	0	$0
T.E. King Jr.	0	$0	0	0	0	0	$0
Joseph C. Passalaqua	0	$0	0	0	0	0	$0

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

 Equity Compensation Plans.

 We have no equity compensation plans.

ITEM12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Fiscal Year ended December 31, 2009	$4,000
Fiscal Year ended December 31, 2008	$6,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2009	$-0-
Fiscal Year ended December 31, 2008	$-0-

        Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2009	$-0-
Fiscal Year ended December 31, 2008	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2009	$-0-
Fiscal Year ended December 31, 2008	$-0-

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

Date: October 6, 2011	Hardwired Interactive, Inc.

	By	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua, President Chief Executive Officer Chief Financial Officer

Hardwired Interactive, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Rochester, NY

Board of Directors and Shareholders
Hardwired Interactive, Inc.
Syracuse, NY

I have audited the accompanying balance sheet of Hardwired Interactive, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwired Interactive, Inc. as of December 31, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $16,000 loss from operations in 2009 and may not have adequate readily available resources to fund operations through 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 28, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Rochester, NY

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet

	December 31, 2009	December 31, 2008

Assets
Current assets
Cash	$80	$698
Prepaid expenses	0	0
Total current assets	80	698

Total Assets	$80	$698

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$19,039	$16,123
Accrued expenses	47,610	47,035
Due to related parties	9,829	9,829
Total current liabilities	76,478	72,987

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 9,544 outstanding	954,400	954,400
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	14,032
Additional paid-in capital	1,901,213	1,889,213
Accumulated Deficit	(2,946,043)	(2,929,934)
Total Stockholders' Deficiency	(76,398)	(72,289)

Total Liabilities & Stockholders' Deficiency	$80	$698
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations

	Year Ended December 31,
	2009	2008

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold		0
General & administrative	15,534	55,824
Interest expense	575	575
Total Costs & Expenses	16,109	56,399

Loss from continuing operations before income taxes	(16,109)	(56,399)
Income taxes	0	0

Net Loss	($16,109)	($56,399)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	14,032,223	9,743,275
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net Loss	($16,109)	($56,399)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	12,000	0
Expenses paid by issuance of equity instruments	0	46,101
Increase (decrease) in accounts payable & accrued expenses	3,491	(4,186)
Cash used by operating activities:	(618)	(14,484)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	15,000
Cash generated by financing activities	0	15,000

Change in cash	(618)	516
Cash-beginning of period	698	182
Cash-end of period	$80	$698
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at June 30, 2007	9,544	954,400	5,454,327	$27,272	$1,777,847	($2,873,535)
Stock issued for cash			952,381	952	14,048
Stock issued for services			7,625,515	7,626	38,475
Deconsolidation of subsidiary debt					37,025
Effect of 1:5 stock split				(21,818)	21,818
Net Loss						(56,399)
Balance at December 31, 2008	9,544	954,400	14,032,223	14,032	$1,889,213	($2,929,934)
Value of services provided without cost					12,000
Net Loss						(16,109)
Balance at December 31, 2009	9,544	954,400	14,032,223	14,032	$1,901,213	($2,946,043)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

HARDWIRED INTERACTIVE, INC.

F/K/A KINGTHOMASON GROUP, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2009

The Company

Organizational Background:  The KingThomason Group, Inc. (KTGI) was organized in accordance with the General Corporation Act of the State of Nevada on November 8, 2000, for the purpose of merging with KingThomason, Inc. (KT), a Nevada corporation and subsidiaries. KTGI had no business operation through December 31, 2001 and was a development-stage company through December 7, 2001, organized for the merger. KTGI effected a merger on December 7, 2001 with KingThomason, Inc. pursuant to approving votes of the shareholders of both corporations.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

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

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Subsequent Events: Subsequent events have been evaluated up to and including the date at which the financial statements were available-September 28, 2011.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2009 and 2008, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy: FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

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

Measurement of Fair Value: The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Effective July 17, 2008, we enacted a reverse split of the common stock in the amount of 1:5. Except as otherwise noted, all share numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions: The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

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

HARDWIRED INTERACTIVE, INC.

F/K/A KINGTHOMASON GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

We have a current operating loss carry-forward of $ 13,000 resulting in deferred tax assets of $4,420. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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