Form 10-Q
period 2010-09-30
HARDWIRED INTERACTIVE, INC.
filed 2011-10-06
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

HARDWIRED INTERACTIVE, INC.

September 30, 2010

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets As of September 30, 2010 (Unaudited) As of December 31, 2009	4
	Unaudited Statements of Operations For the three months ended September 30, 2010 and September 30, 2009 For the nine months ended September 30, 2010 and September 30, 2009	5
	Unaudited Statements of Cash Flows For the nine months ended September 30, 2010 and September 30, 2009	6
	Unaudited Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	10-11

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	[Removed and Reserved]	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Consolidated Balance Sheets As of December 31, 2009 and As of September 30, 2010 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) For the three months ended September 30, 2010 and September 30, 2009 For the nine months ended September 30, 2010 and September 30, 2009	5

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2010 and 2009 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet
(A Development Stage Company)

	Sept 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash	$15	$80
Prepaid expenses	0	0
Total current assets	15	80

Total Assets	$15	$80

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$22,339	$19,039
Accrued expenses	48,041	47,610
Due to related parties	10,714	9,829
Total current liabilities	81,094	76,478

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 9,544 outstanding	954,400	954,400
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	14,032
Additional paid-in capital	1,910,213	1,901,213
Accumulated Deficit	(2,959,724)	(2,946,043)
Total Stockholders' Deficiency	(81,079)	(76,398)

Total Liabilities & Stockholders' Deficiency	$15	$80
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations
(unaudited)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold				0
General & administrative	5,050	3,600	13,250	9,618
Interest expense	143	143	431	431
Total Costs & Expenses	5,193	3,743	13,681	10,049

Loss from continuing operations before income taxes	(5,193)	(3,743)	(13,681)	(10,049)
Income taxes	0	0	0	0

Net Loss	($5,193)	($3,743)	($13,681)	($10,049)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	14,032,223	14,032,223	14,032,223	14,032,223
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net Loss	($13,681)	($10,049)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	9,000	9,000
Increase (decrease) in accounts payable & accrued expenses	3,731	431
Cash used by operating activities:	(950)	(618)

Cash flows from financing activities:
Proceeds from related party debt borrowings	885	0
Cash generated by financing activities	885	0

Change in cash	(65)	(618)
Cash-beginning of period	80	698
Cash-end of period	$15	$80
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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $9,829 at September 30, 2010.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month periods ended September 30, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2010 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – the three months ended September 30, 2010 compared to the three months ended September 30, 2010

Our net loss of $5,193 for the three months (Q3) of 2010 was 39% more than that of $3,743 in the three months (Q3) of 2009.  The principal reason for the increase was due to general and administrative expenses for professional fees.

We had $0 revenue in (Q3) of either 2010 or 2009. However, our operating expenses increased from $3,743 in the three months ended September 30, 2009 (Q3) to $5,193 in the three months ended September 30, 2010 (Q3). The increase is attributable to an increase in general and administrative cost principly professional fees which was $5,050 in three months ended September 30, 2010 compared to $3,600 in the three months ended September 30, 2008 in the previous period.

Our net loss of $5,193 during the three months of 2010 (Q3) represents an increase of $1,450, from our net loss of $3,743 in the three months of 2009 (Q3).

Results of Operations – the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Our net loss of $13,681 for the nine months (Q3) of 2010 was 36% more than that of $10,049 in the nine months (Q3) of 2009.  The principal reason for the increase was due to an increase in general and administrative expenses as our professional fees increased.

We had $0 revenue in (Q3) of either 2010 or 2009. However, our operating expenses decreased from $10,049 in the nine months ended September 30, 2009 (Q3) to $13,681 in the nine months ended September 30, 2010 (Q3). The increase is attributable to an increase in general and administrative cost as our professional fees increased, which was $13,250 in the nine months ended September 30, 2010 compared to $9,618 in nine months ended September 30, 2009 in the previous period.

Our net loss of $13,681 during the nine months of 2010 (Q3) represents an increase of $3,632, from our net loss of $10,049 in the nine months of 2009(Q3).

Liquidity and Capital Resources

The Company’s cash balance was $15 as of the nine months ended September 30, 2010 as compared to $80 for the year ended December 31, 2009.

We are not liquid with $15 cash on hand at September 30, 2010 and current liabilities of $81,094.

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