Form 10-K
period 2010-12-31
HARDWIRED INTERACTIVE, INC.
filed 2011-10-17
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the 6,045,844 voting and non-voting common equity held by non-affiliates computed by reference to the $0.05 average bid and asked price of such common equity, as of December 31, 2010: $302,292.20

As of December 31, 2010, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

 Ended December 31, 2010

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

ITEM 4.     [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Hardwired Interactive, Inc. Common Stock trades on the Pink Sheets under the symbol HDWR.  The high and low bid and asked prices, as reported by the Pink Sheets, are as follows for 2009 and 2010.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2009:
	1 st Qtr	$0.05	$0.01
	2 nd Qtr	$0.05	$0.03
	3 rd Qtr	$0.017	$0.01
	4 th Qtr	$0.09	$0.05

2010:
	1 st Qtr	$0.65	$0.001
	2 nd Qtr	$0.09	$0.001
	3 rd Qtr	$0.20	$0.001
	4 th Qtr	$2.00	$0.001

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

Results of Operations – For the year ended December 31, 2010 compared to the year ended December 31, 2009

Our net loss of $41,010 for the year ended December 31, 2010 was an increase of $24,901 more than that of $16,109 in the year ended December 31, 2009.  The principal reason for the increase was an incline in General and Administrative expenses, primarily professional fees, in 2010 compared with the previous year in 2009.

We had no revenue in for the years ended December 31, 2010 or 2009. However, our operating expenses increased from $16,109 in the year ended December 31, 2009 to $41,010 in the year ended December 31, 2010. The increase is attributable to an incline in General and Administrative expense in 2010 of primarily professional fees.

Our net loss of $41,010 during the year ended December 31, 2010 represents an increase from our net loss of $16,109 for the year ended December 31, 2009.

Liquidity .  With assets of $15 and liabilities of $105,423, we are not liquid.  The only event reasonably likely to increase our liquidity would be a reverse merger with a going-concern, private company, an event we are pursuing but have not yet identified.  We have no unused sources of liquid assets and have to rely on our officers and directors to provide the ongoing expenses of searching for a reverse merger candidate.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2011 the company engaged Michael F Cronin, CPA to audit the company’s financial statements for the year 2008, 2009, and 2010. The Board of Directors has approved his appointment.  The financial statements for 2009 and 2010 did not contain and adverse or a disclaimer of opinion. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with this report.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2010 there was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to filing our Annual Report on Form 10-K for the year ended December 31, 2010 with the Commission, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal controls over financial reporting are not sufficient because as noted in the Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs recommended by the Treadway Commission to ensure the proper segregation of duties and reporting channels. Our independent public accountant, Michael F. Cronin, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Michael F. Cronin expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

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

None.

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

Hardwired Interactive, Inc.

Person (1)	Office	Office Held Since	Term of Office
Joseph C. Passalaqua	President and Chief Executive Officer	10-28-2010	2 yrs

(1)

  Thomas King III was the President, Chief Financial Officer and Director from July 2000 to October 27, 2010. Joseph C. Passalaqua is our president and CEO from October 28, 2010 to present.

 Business Experience:

Joseph C. Passalaqua.  Joseph C. Passalaqua has been our President and Chief Executive Officer since 10-28-2010.  Joseph C. Passalaqua was the owner of Laqua’s Chevrolet franchise and Laqua’s 481 Pontiac Buick, GMC Truck Center dealerships until July 2008.  Mr. Passalaqua was President of 3EEE, Inc. from March 2006 until May 2008.  He was the Secretary of Digital Utilities Ventures, Inc. from March 2009 through July 2010.  He became the President of Plantation Lifecare Developers, Inc. in January of 2010.  He is the sole owner of Greenwich Holdings, LLC. and Park Slope, LLC.

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

ITEM 11.     EXECUTIVE COMPENSATION.

 The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
T.E. King III, CEO	2010	$0	$0	$0	$0
Joseph C. Passalaqua, CEO	2010	$0	$0	$0	$0

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

Compensation Committee .  We do not have a compensation committee.  We have only one director, and Thomas King III, is the only full-time employee of the company as of October 27, 2010. The director deliberate concerns the ability of the company to pay compensation to any officer or director and the type and amount of such compensation.  During 2010 Thomas King III served as our director as of October 27, 2010 and Joseph C. Passalaqua from October 28, 2010 to present.

Related Transactions .  During the last two fiscal years and the period since the end of the last fiscal year, there have been no transactions, or any currently proposed transaction, in which the company was or is to be a participant with a related person, such as either Mr. Passalaqua or Mr. King, where the transaction exceeds $120,000 and the related person had or will have a direct or indirect material interest.

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

	No. of Shares	% of Class

Park Slope, LLC * P.O. Box 2843 Liverpool NY, 13089	25,000,000	75.68%

Officers and Directors as a Group Joseph C. Passalaqua**	25,000,000	75.68%

*Joseph C. Passalaqua, the Company’s President and Chief Executive Officer is   the managing member of Park Slope, LLC and has sole voting and investment power with respect to the shares of our common stock.

** Joseph C. Passalaqua is the managing member of Park Slope, LLC and has sole voting and investment power with respect to the shares of our common stock beneficially owned by him through Park Slope, LLC.

SHARE ISSUANCES

On October, 12, 2011, the Company issued twenty five million (25,000,000) shares of common stock to Park Slope, LLC.

DESCRIPTION OF SECURITIES

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock, and 10,000,000 shares of $0.001 par value preferred stock. As of October 17, 2011, the Company had 33,032,223 shares of common stock outstanding, and no shares of preferred stock outstanding.

COMMON STOCK

As of October 17, 2011 we had 33,032,223 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

PREFERRED STOCK

 As of October13, 2011, we had no shares of preferred stock outstanding. We may issue preferred stock in one or more class or series pursuant to resolution of the Board of Directors. The Board of Directors may determine and alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of preferred stock, and fix the number of shares and the designation of any series of preferred stock. The Board of Directors may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any wholly unissued class or series subsequent to the issue of shares of that class or series. We have no present plans to issue any shares of preferred stock.

WARRANTS

As of October 13, 2011, the Company had no outstanding warrants.

OPTIONS

As of October 13, 2011, the Company had no outstanding options.

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

Fiscal Year ended December 31, 2010	$4,000
Fiscal Year ended December 31, 2009	$4,000

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2010	$-0-
Fiscal Year ended December 31, 2009	$-0-

        Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2010	$-0-
Fiscal Year ended December 31, 2009	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2010	$-0-
Fiscal Year ended December 31, 2009	$-0-

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

Date: October 17, 2011	Hardwired Interactive, Inc.

	By	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua, President Chief Executive Officer Chief Financial Officer

Hardwired Interactive, Inc.

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Rochester, NY

Board of Directors and Shareholders
Hardwired Interactive, Inc.
Syracuse, NY

I have audited the accompanying balance sheet of Hardwired Interactive, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hardwired Interactive, Inc. as of December 31, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $41,000 loss from operations in 2010 and may not have adequate readily available resources to fund operations through 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 28, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Rochester, NY

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet
(A Development Stage Company)

	December 31, 2010	December 31, 2009

Assets
Current assets
Cash	$15	$80
Prepaid expenses	0	0
Total current assets	15	80

Total Assets	$15	$80

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$23,162	$19,039
Accrued expenses	1,039	47,610
Due to related parties	81,222	9,829
Total current liabilities	105,423	76,478

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 9,544 outstanding	0	954,400
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	14,032
Additional paid-in capital	2,867,613	1,901,213
Accumulated Deficit	(2,987,053)	(2,946,043)
Total Stockholders' Deficiency	(105,408)	(76,398)

Total Liabilities & Stockholders' Deficiency	$15	$80
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations

	Year Ended December 31,
	2010	2009

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold	0	0
General & administrative	37,573	15,534
Interest expense	3,437	575
Total Costs & Expenses	41,010	16,109

Loss from continuing operations before income taxes	(41,010)	(16,109)
Income taxes	0	0

Net Loss	($41,010)	($16,109)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	14,032,223	14,032,223
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net Loss	($41,010)	($16,109)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	12,000	12,000
Expenses paid by related parties	20,500	0
Increase (decrease) in accounts payable & accrued expenses	7,560	3,491
Cash used by operating activities:	(950)	(618)

Cash flows from financing activities:
Proceeds from related party debt borrowings	885	0
Cash generated by financing activities	885	0

Change in cash	(65)	(618)
Cash-beginning of period	80	698
Cash-end of period	$15	$80
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Stockholders' Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at December 31, 2008	9,544	954,400	14,032,223	14,032	$1,889,213	($2,929,934)
Value of services provided without cost					12,000
Net Loss						(16,109)
Balance at December 31, 2009	9,544	954,400	14,032,223	14,032	$1,901,213	($2,946,043)
Cancellation of preferred shares	(9,544)	(954,400)			954,400
Value of services provided without cost					12,000
Net Loss						(41,010)
Balance at December 31, 2010	0	0	14,032,223	14,032	$2,867,613	($2,987,053)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

HARDWIRED INTERACTIVE, INC.

F/K/A KINGTHOMASON GROUP, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES

DECEMBER 31, 2010

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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

DECEMBER 31, 2010

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

We have a current operating loss carry-forward of $ 14,000 resulting in deferred tax assets of $4,760. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

2. Commitments:

The Company is not a party to any leases and does not have any commitments

3.

Stockholders' Equity:

 Common Stock

We are currently authorized to issue up to 100,000,000 shares (increased to 200,000,000 on September 16, 2011) of $0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis..

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

4.

Notes Payable Related Parties:

The company has 3 unsecured notes payable to related parties under the following general terms:

	2010	2009
1 note payable to a related party bearing interest at 6%
payable upon demand	$60,722	$9,829
2 notes payable to related parties bearing interest at 12%
payable upon demand	20,500	0

Total	81,222	9,829
Less current portion	(81,222)	(9,829)
Due after one year	$0	$0

Possible events constituting default are as follows:

•

Failure to pay upon demand

•

If we make an assignment for the benefit of creditors

•

Bankruptcy or Insolvency

•

Any merger, liquidation, dissolution or winding up of business unless any successor expressly assumes the obligation

•

Effectuate a reverse split of common stock prior to the consent of the note holders

5.

Change of Control:

On October 29, 2010 the holders of 6,000,000 shares of common stock and all 9,544 shares of the issued and outstanding preferred stock sold such shares to Park Slope, LLC through a Stock Purchase, Cancellation and Assignment Agreement. The agreement resulted in Park Slope owning 42.8% of the outstanding common shares as well as the cancellation of the preferred shares. In connection with the purchase of the shares a promissory note in the amount of $9,540 payable to a former officer was consolidated with other debt as part of a new unsecured demand note payable in the amount of $60,722 also to a related party. Effective the date of the agreement, Thomas E. King III, the sole officer and director of the company resigned and was replaced by Joseph Passalaqua.