Form 10-Q
period 2011-03-31
HARDWIRED INTERACTIVE, INC.
filed 2011-10-27
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

HARDWIRED INTERACTIVE, INC.

MARCH 31, 2011

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets As of March 31, 2011 (Unaudited) As of December 31, 2010	4
	Unaudited Statements of Operations For the three months ended March 31, 2011 and March 31, 2010	5
	Unaudited Statements of Cash Flows For the three months ended March 31, 2011 and March 31, 2010	6
	Unaudited Notes to Financial Statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10-12

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	[Removed and Reserved]	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Balance Sheets As of December 31, 2010 and As of March 31, 2011 (Unaudited)	4

Statements of Operations (Unaudited) For the three months ended March 31, 2011 and March 31, 2010	5

Statements of Cash Flows (Unaudited) For the three months ended March 31, 2011 and March 31, 2010	6

Notes To Unaudited Interim Financial Statements	7-9

HARDWIRED INTERACTIVE INC

(Formerly KingThomason Group, Inc)

BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
Assets Current assets
Cash and cash equivalents	$9,029	$15

Total assets	$9,029	$15
Liabilities and Stockholders’ Equity:

Accounts Payable-Trade	$25,539	$23,162
Accrued Expenses	2,655	1,039
Due to Related Parties	84,814	81,222
Total Current Liabilities	113,008	105,423
Total Liabilities	113,008	105,423
Stockholders’ Equity: Preferred Stock, $100 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, 100,000,000 shares authorized, 14,032,223 issued and outstanding respectfully @.001 par value	14,032	14,032
Additional Paid in Capital	2,884,983	2,867,613
Accumulated Deficit	(3,002,994)	(2,987,053)
Total Stockholders Deficit	(103,979)	(105,408)

Total liabilities and stockholders' equity	$9,029	$15

The accompanying notes are an integral part of these unaudited financial statements.

HARDWIRED INTERACTIVE, INC.

(Formerly KingThomason Group, Inc.)

Statement of Operations

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Revenue	$ -	$ -

Total Revenue	-	-
Operating Costs:

General and Administrative	10,733	4,100
Interest	5,208	143

Total Operating Costs	15,941	4,243

Operating Income (Loss)	(15,941)	(4,243)

Net Income (Loss)	(15,941)	(4,243)

Basic and Diluted (Loss) per Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	14,032,223	14,032,223

The accompanying notes are an integral part of these unaudited financial statements.

HARDWIRED INTERACTIVE, INC.
(Formerly Kingthomason Group, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months ended March 31, 2010
Cash Flows from Operating Activities
Net Income (Loss)	$ (15,941)	$ (4,243)
Amortization	3,592	-
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Operating Activities: Fair Value of Services	3,000	3,000
Accounts Payable	3,993	1,243
Net Cash Provided by (Used in) Operating Activities	(5,356)	-

Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes	14,370	-

Net Cash Provided by Financing Activities	14,370	-

Net Increase (Decrease) in Cash	9,014	-
Cash Beginning of Period	15	80
Cash End of Period	9,029	80

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Hardwired Interactive, Inc.

f/k/a KingThomason Group, Inc.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.

Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

3.      New Accounting Standards:

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.

Notes Payable Related Parties:

The company has unsecured notes payable to related parties at March 31, 2011 and December 31, 2010 under the following general terms:

	2011	2010
1 note payable to related parties bearing interest at 6%
payable upon demand	$ 60,722	$ 60,722
2 notes payable to related parties bearing interest at 12%
payable upon demand	20,500	20,500
2 convertible notes payable to related parties bearing interest at
10% payable in one year	14,370	0
Less unamortized discount	(10,778)	0
Total	84,814	81,222
Less current portion	(84,814)	(81,222)
Due after one year	$ 0	$ 0

Possible events constituting default are as follows:

•

Failure to pay upon demand

•

If we make an assignment for the benefit of creditors

•

Bankruptcy or Insolvency

•

Any merger, liquidation, dissolution or winding up of business unless any successor expressly assumes the obligation

•

Effectuate a reverse split of common stock prior to the consent of the note holders

The new convertible notes of $14,370 were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The beneficial conversion feature of $14,370 was recorded separately based on the intrinsic value method. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt; therefore, the amount of the discount and derivative liability initially assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

We utilize the Black-Scholes option-pricing model to determine fair value of the conversion feature  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. Assumptions used in the initial valuation were dividend yield of 0%; expected volatility of 26.84%; risk-free interest rate of 1.79% and an expected life of one year.

The aggregate discount of $14,370 will be amortized to interest expense over the term of the notes using the straight-line method

5.

Subsequent Events:

On October 13, 2011 the Company issued 25,000,000 shares of stock to a related party.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2011 are qualified in its entirety by the foregoing and by ore detailed financial information appearing elsewhere. See "Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Our net loss of $15,941 for the three months (Q1) of 2011 was $11,698 more than that of $4,243 in the three months (Q1) of 2010.  The principal reason for the increase was due to an increase in general and administrative expenses specifically professional fees.

We had $0 revenue in (Q1) of either 2011 or 2010. However, our operating expenses increased from $4,243 in the three months ended March 31, 2010 (Q1) to $15,941 in the three months ended March 31, 2011 (Q1). The increase is attributable to an increase in general and administrative cost, specifically professional fees which was $10,733 in the three months ended March 31, 2011 compared to $4,100 in the three months ended March 31, 2010 in the previous period.

Our net loss of $15,941 during the three months of 2011 (Q1) represents an increase of $11,698, from our net loss of $4,243 in the three months of 2010(Q1).

Liquidity and Capital Resources

The Company’s cash balance was $9,029 as of the three months ended March 31, 2011 as compared to $15 for the year ended December 31, 2010.

We are not liquid with $9,029 cash on hand at March 31, 2011 and current liabilities of $113,008.

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

Item 5.  Other Information.

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

Date: October 27, 2011	Hardwired Interactive, Inc.

	By	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua, President Chief Executive Officer Chief Financial Officer