Form 10-Q
period 2011-06-30
HARDWIRED INTERACTIVE, INC.
filed 2011-10-31
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

HARDWIRED INTERACTIVE, INC.

June 30, 2011

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets As of June 30, 2011 (Unaudited) As of December 31, 2010	4
	Unaudited Statements of Operations For the three months ended June 30, 2011 and June 30, 2010 For the six months ended June 30, 2011 and June 30, 2010	5
	Unaudited Statements of Cash Flows For the six months ended June 30, 2011 and June 30, 2010	6
	Unaudited Notes to Financial Statements	7-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	11-12

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	[Removed and Reserved]	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Balance Sheets As of December 31, 2010 and As of June 30, 2011 (Unaudited)	4

Statements of Operations (Unaudited) For the three months ended June 30, 2011 and June 30, 2010 For the six months ended June 30, 2011 and June 30, 2010	5

Statements of Cash Flows (Unaudited) For the six months ended June 30, 2011 and June 30,	6

Notes to Unaudited Interim Financial Statements	7-8

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash	$ 35	$ 15
Prepaid expenses	0	0
Total current assets	35	15

Total Assets	$ 35	$ 15

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts Payable and Accrued Expenses	35,364	24,201
Due to Related parties-Convertible Notes-Net of Discount	8,715	24,201
Due to related parties	81,222	81,222
Total current liabilities	125,301	105,423

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 0 outstanding	-	-
Common stock-100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	14,032
Additional paid-in capital	2,894,108	2,867,213
Accumulated Deficit	(3,033,406)	(2,987,053)
Total Stockholders' Deficiency	(125,266)	(105,408)

Total Liabilities & Stockholders' Deficiency	$ 35	$ 15
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$ 0	$ 0	$ 0	$ 0

Costs & Expenses:

General & administrative	23,278	4,100	34,011	8,200
Interest expense	7,134	145	12,342	288
Total Costs & Expenses	30,412	4,245	46,353	8,488

Net Loss	($30,412)	($4,245)	($46,353)	($8,488)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	14,032,223	14,032,223	14,032,223	14,032,223
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net Loss	($46,353)	($8,488)
Adjustments required to reconcile net loss
to cash used in operating activities: Amortization	8,715	0
Fair value of services provided without cost	6,000	6,000
Increase (decrease) in accounts payable & accrued expenses	11,163	2,488
Cash used by operating activities:	(20,475)	0
Cash Flows from Financing Activities:
Loan Proceeds	20,495	0
Increase	20	80
Cash-Beginning of period	$ 15	$ 0
Cash at End of Period	$ 35	$ 80
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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

New Accounting Standards

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

4.

Notes Payable Related Parties:

The company has unsecured notes payable to related parties at June 30, 2011 and December 31, 2010 under the following general terms:

	2011	2010
1 note payable to related parties bearing interest at 6%
payable upon demand	$ 60,722	$ 60,722
2 notes payable to related parties bearing interest at 12%
payable upon demand	20,500	20,500
convertible notes payable to related parties bearing interest at
10% payable in one year	20,495	0
Less unamortized discount	(11,780)	0
Total	$89,937	81,222
Less current portion	(89,937)	(81,222)
Due after one year	$ 0	$ 0

Possible events constituting default are as follows:

•

Failure to pay upon demand

•

If we make an assignment for the benefit of creditors

•

Bankruptcy or Insolvency

•

Any merger, liquidation, dissolution or winding up of business unless any successor expressly assumes the obligation

•

Effectuate a reverse split of common stock prior to the consent of the note holders

The new convertible notes of $20,495 were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The beneficial conversion feature of $20,495 was recorded separately based on the intrinsic value method. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt; therefore, the amount of the discount and derivative liability initially assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

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

The aggregate discount of $20,495 will be amortized to interest expense over the term of the notes using the straight-line method

5.

Subsequent Events:

On October 13, 2011 the Company issued 25,000,000 shares of stock to a related party.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2011 are qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Our net loss of $30,412 for the three months (Q2) of 2011 was $26,167 more than that of $4,245 in the three months (Q2) of 2010.  The principal reason for the increase was due to an increase in general and administrative expenses for professional fees.

We had $0 revenue in (Q2) of either 2011 or 2010. However, our operating expenses increased from $4,245 in the three months ended June 30, 2010 (Q2) to $30,412 in the three months ended June 30, 2011 (Q2). The increase is attributable to an increase in general and administrative cost which was $23,278 in three months ended June 30, 2011 compared to $4,100 in the three months ended June 30, 2010 in the previous period.

Our net loss of $30,412 during the three months of 2011 (Q2) represents an increase of $26,167 from our net loss of $4,245 in the three months of 2010 (Q2).

Results of Operations – the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Our net loss of $46,353 for the six months (Q2) of 2011 was $37,865 more than that of $8,488 in the six months (Q2) of 2010.  The principal reason for the increase was due to an increase in general and administrative expenses for professional fees.

We had $0 revenue in (Q2) of either 2011 or 2010. However, our operating expenses increased from $8,488 in the six months ended June 30, 2010 (Q2) to $46,353 in the six months ended June 30, 2011 (Q2). The increase is attributable to an increase in general and administrative cost, principally professional fees which was $34,011 in the six months ended June 30, 2011 compared to $8,200 in six months ended June 30, 2010 in the previous period.

Our net loss of $46,353 during the six months of 2011 (Q2) represents an increase of $37,865, from our net loss of $8,488 in the six months of 2010(Q2).

Liquidity and Capital Resources

The Company’s cash balance was $35 as of the six months ended June 30, 2011 as compared to $15 for the year ended December 31, 2010.

We are not liquid with $35 cash on hand at June 30, 2011 and current liabilities of $125,301.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

 The Registrant is a smaller reporting company as defined by Item 10(f) (1) and is not required to provide the information required by this Item.

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

Item 3.

 Defaults Upon Senior Securities

The Company has no outstanding Senior Securities.

Item 4.

 [Removed and Reserved]

Item 5. Other Information.

None.

Item 6.

Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Exhibit	Item

3.1	Articles of Incorporation of Hardwired Interactive, Inc.*
3.1.1	Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 (increasing the authorized capital and designating Series A Convertible, Voting Preferred Stock)*+
3.2	Bylaws of Hardwired Interactive, Inc.*
10.3	Royalty Agreement for Association Program between KingThomason Financial Services, Inc., a California corporation, and California Restaurant Association, a California not-for-profit corporation.*
10.4	Payor Agreement between KingThomason, Inc., a California corporation, and California Foundation for Medical Care.*
10.5	Executive General Agent Agreement between KingThomason Insurance Company, Inc. and Jefferson Pilot Life Insurance Company.*
10.6	Payor Agreement between KingThomason, Inc. (National Limo Group) and California Foundation for Medical Care.*
10.7	2001 Stock Option Plan adopted by Hardwired Interactive, Inc.**130
10.8	Strategic Marketing Agreement of January 1, 2003, between KingThomason Credit Card Services, Inc. and Debt Alliance Services, LLC.***
10.9	Common Stock Purchase Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.10	Registration Rights Agreement between registrant and Fusion Capital Fund II, LLC dated October 14, 2004.+
10.11	Letter of Intent Hardwired Interactive, Inc. to Acquire Hardwired Interactive dated 07/08/08.+++
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.++
19	Letter to the Shareholders.++
20.1	Audit Committee Charter.++
20.2	Compensation Committee Charter.++
20.3	Governance and Nominating Committee Charter.++
20.4	Corporate Governance Principles.++
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Registrant’s press release dated October 18, 2004.+
101	Interactive Data Files for the Form 10Q for the period ended June 30, 2011

*	Previously filed with Amendment No. 1 on Form S-4 to Form SB-2, Commission File #333-60980, EDGAR Accession #0001060830-01-500046 on May 22, 2001; incorporated herein.
**	Previously filed with Form 10-QSB 09-30-01, Commission File #333-60880, EDGAR Accession #0001060830-01-500136 on November 13, 2001; incorporated herein.
***	Previously filed with Form 10-KSB 12-31-02, Commission File #333-60880, EDGAR Accession #0001060830-03-000065 on March 31, 2003; incorporated herein.
+	Previously filed with Form 8-K 10-14-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000344 on October 20, 2004; incorporated herein.
*+	Previously filed with Form 8-K 11-16-04, Commission File #333-60880, EDGAR Accession #0001060830-04-000405 on December 01, 2004; incorporated herein.
++	Previously filed with Form 8-K 02-14-05, Commission File #333-60880, EDGAR Accession #0001060830-05-000090- on February 24, 2005; incorporated herein.
+++	Previously filed with Form 10-Q for the period ending 6-30-2008, Commission File #333-60880 on August 18, 2008; incorporated herein.

SIGNATURES

 Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 31, 2011	Hardwired Interactive, Inc.

	By	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua, President Chief Executive Officer Chief Financial Officer