Form 10-Q
period 2011-09-30
HARDWIRED INTERACTIVE, INC.
filed 2011-10-31
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, there were 14,032,223 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

HARDWIRED INTERACTIVE, INC.

September 30, 2011

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets As of September 30, 2011 (Unaudited) As of December 31, 2010	4
	Unaudited Statements of Operations For the three months ended September 30, 2011 and September 30, 2010 For the nine months ended September 30, 2011 and September 30, 2010	5
	Unaudited Statements of Cash Flows For the nine months ended September 30, 2011 and September 30, 2010	6
	Unaudited Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	10-11

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	[Removed and Reserved]	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Consolidated Balance Sheets As of December 31, 2010 and As of September 30, 2011 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) For the three months ended September 30, 2011 and September 30, 2010 For the nine months ended September 30, 2011 and September 30, 2010	5

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc..
Balance Sheet

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash	$ 220	$ 15
Prepaid expenses	0	0
Total current assets	$ 220	$ 15

Total Assets	$ 220	$ 15
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable & Accrued Expenses	$ 42,442	$24,201
Due to Related Parties-Convertible Debt-Net of discount	16,653	0
Due to Related Parties	81,222	81,222

Total current liabilities	140,317	105,423

Stockholders' Deficiency:
Preferred stock 10,000,000 authorized $100 par value; 0 outstanding	-	-
Common stock 100,000,000 authorized $0.001 par value
14,032,223 issued & outstanding	14,032	14,032
Additional paid-in capital	2,908,368	2,867,213
Accumulated Deficit	(3,062,497)	(2,987,053)
Total Stockholders' Deficiency	(140,097)	(105,408)

Total Liabilities & Stockholders' Deficiency	$ 220	$ 15
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2011	2010	2011	2010

Revenue	$ 0	$ 0	$ 0	$ 0

Costs & Expenses:

General & administrative	18,949	5,050	52,960	13,250
Interest expense	10,142	143	22,484	431
Total Costs & Expenses	29,091	5,193	75,444	13,681

Loss from continuing operations before income taxes	(29,091)	(5,193)	(75,444)	(13,681)
Income taxes	0	0	0	0

Net Loss	$ (29,091)	$ (5,193)	$ (75,444)	$ (13,681)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	14,032,223	14,032,223	14,032,223	14,032,223
See notes to unaudited interim financial statements.

Hardwired Interactive, Inc.
f/k/a King Thomason Group, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net Loss	$ (75,444)	$ (13,681)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost and Amortization	25,653	9,000
Increase (decrease) in accounts payable & accrued expenses	18,241	3,731
Cash used by operating activities:	(31,550)	(950)

Cash flows from financing activities:
Proceeds from related party debt borrowings	31,755	885
Cash generated by financing activities	31,755	885

Change in cash	205	(65)
Cash-beginning of period	15	80
Cash-end of period	$ 220	$ 15
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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine and three month periods ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Notes Payable Related Parties:

The company has unsecured notes payable to related parties at September 30, 2011 and December 31, 2010 under the following general terms:

	2011	2010
1 note payable to related parties bearing interest at 6%
payable upon demand	$ 60,722	$ 60,722
2 notes payable to related parties bearing interest at 12%
payable upon demand	20,500	20,500
convertible notes payable to related parties bearing interest at
10% payable in one year	31`,755	0
Less unamortized discount	(15,102)	0
Total	97,875	81,222
Less current portion	(97,875)	(81,222)
Due after one year	$ 0	$ 0

Possible events constituting default are as follows:

•

Failure to pay upon demand

•

If we make an assignment for the benefit of creditors

•

Bankruptcy or Insolvency

•

Any merger, liquidation, dissolution or winding up of business unless any successor expressly assumes the obligation

•

Effectuate a reverse split of common stock prior to the consent of the note holders

The new convertible notes of $31,755 were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The beneficial conversion feature of $31,755was recorded separately based on the intrinsic value method. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt; therefore, the amount of the discount and derivative liability initially assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

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

The aggregate discount of $31,755 is being amortized to interest expense over the one year term of the notes using the straight-line method.

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

Results of Operations – the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Our net loss of $29,091 for the three months (Q3) of 2011 was $23,898 more than that of $5,193 in the three months (Q3) of 2010.  The principal reason for the increase was due to general and administrative expenses for professional fees.

We had $0 revenue in (Q3) of either 2011 or 2010. However, our operating expenses increased from $5,193 in the three months ended September 30, 2010 (Q3) to $29,091 in the three months ended September 30, 2011 (Q3). The increase is attributable to an increase in general and administrative cost, principally professional fees which was $10,142 in three months ended September 30, 2011 compared to $143 in the three months ended September 30, 2010.

Results of Operations – the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Our net loss of $75,444 for the nine months (Q3) of 2011 was $61,763 more than that of $13,681 in the nine months (Q3) of 2010.  The principal reason for the increase was due to an increase in general and administrative expenses as our professional fees increased.

We had $0 revenue in (Q3) of either 2011 or 2010.  Our operating expenses increased from $13,681 in the nine months ended September 30, 2010 (Q3) to $75,444 in the nine months ended September 30, 2010 (Q3). The increase is attributable to an increase in general and administrative cost as our professional fees increased, which was $52,960 in the nine months ended September 30, 2011 compared to $13,250 in nine months ended September 30, 2010. Interest Expense increased to 22,484 from $431 as we took on new borrowings.

Liquidity and Capital Resources

The Company’s cash balance was $220 as of the nine months ended September 30, 2011 as compared to $15 for the year ended December 31, 2010.

We are not liquid with $220 cash on hand at September 30, 2011 and current liabilities of $140,317

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