Form 10-K
period 2011-12-31
iGlue, Inc.
filed 2012-03-20
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54562

IGLUE, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	731602395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1078 BUDAPEST MAREK JOZSEF UTCA 35 HUNGARY
(Address of principal executive offices)

+36-1-786-9783

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had no revenue for its most recently completed fiscal year end.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on a closing price of $0.69 was approximately $9,682,234.  As of March 20, 2012, there were 10,787,078 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

  the availability and adequacy of our cash flow to meet our requirements;
  economic, competitive, demographic, business and other conditions in our local, regional and global markets;
  actions taken or not taken by third-parties, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
  competition in our industry;
  the failure to obtain or loss of any license or permit;
  changes in our business and growth strategy, capital improvements or development plans;
  the availability of additional capital to support capital improvements and development; and
  other factors discussed under the section entitled “Risk Factors” or elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1.  Business.

As used in this annual report, “we”, “us”, “our”, or “Company” refers to iGlue, Inc.

Our Company

Our Company has developed an internet semantic search and content organizer application called iGlue. iGlue makes sense of search results based on context by using automatic annotation of web pages using the entities present in iGlue’s proprietary semantic database. iGlue extracts information from the annotated page and stores it, thereby automatically expanding its database. The iGlue system determines the specific meaning a given phrase uses. For example, “Smith” may refer to a profession or a given name, “JFK” may mean the president, the airport, or the space center. iGlue works by disambiguating between these different connotations and assigning the correct meaning to the word automatically. The iGlue system then displays relevant information such as facts, pictures, videos, geographic locations, related links, products, and advertisements about the word or entity within an appealing compact pop up window containing multimedia enhancements. Through the use of our application iGlue, we have developed a semantic framework for organizing data by integrating natural language processing and resource description framework approaches into a single system in which these different components mutually reinforce each other. As of June 30, 2011, the Company has completed development of iGlue and has released its first version to the general public. We are now focusing on international expansion and growth.

Company History

We are a Nevada corporation that operates through our wholly owned subsidiary In 4, Kft., a Hungarian limited liability company (“In 4, Kft.”). We are focused on the development and commercialization of iGlue, a semantic search engine. iGlue is an integrated online content manager and search engine built with social media extensions. The iGlue search system helps us understand information on the internet and enables the internet to adapt to our search by managing entities instead of keywords.

We were originally incorporated in the State of Nevada on November 8, 2000, under the name The King Thomason Group, Inc., (“KT”). KT’s activities from inception until June 2007 consisted primarily of insurance and estate planning services. On October 10, 2008, we changed our name to Hardwired Interactive, Inc. and functioned since that date as a shell company aiming to identify, evaluate and complete a business combination with an operating company.

On November 3, 2011, we entered into a securities exchange agreement (the “Exchange Agreement”) by and among the Company, Park Slope, LLC (the “Hardwired Majority Shareholder”), In 4, Kft. (“In 4”), and all of the shareholders of In 4 (the “In 4 Shareholders”) who are signatories to the Exchange Agreement. On November 11, 2011 (the "Closing Date" or the "Closing"), pursuant to the terms of the Exchange Agreement, the In 4 Shareholders transferred and contributed all of their shares (the “In 4 Shares”) to the Company, resulting in our acquisition of all of the outstanding In 4 Shares. In return, we issued to the In 4 Shareholders, their designees or assigns (the “Share Exchange”), an aggregate of 1,000,000 shares of Series A convertible preferred stock, par value $0.001 per share of the Company (the “Series A Preferred Stock”), and 886,000 shares of Series B convertible preferred stock, par value $0.001 per share of the Company (the “Series B Preferred Stock”, and together with the Series A Preferred Stock the “Hardwired Exchange Shares”). The foregoing issuances of the Hardwired Exchange Shares to the In 4 Shareholders, their designees or assigns, constituted 100% of the issued and outstanding preferred stock of In 4 as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

Our shares of common stock began trading under the symbol “KGTH” on the Pink Sheets of the National Quotation Bureau. We previously traded under the symbol “HDWR” on the OTCQB. On March 8, 2012, we began trading under the symbol “IGLU” on the OTCQB.

Our executive offices are located at 1078 Budapest, Marek Jozsef, Utca 35, Hungary.

Principal Products or Services and their Markets

Overview

iGlue uses automatic annotation of web pages by matching words with entities present in iGlue’s proprietary semantic database. Additionally, iGlue extracts information from annotated pages and stores it in its database, thereby automatically expanding its size. The system automatically disambiguates the specific meaning of a given phrase or word. iGlue distinguishes between these meanings and assigns or annotates the correct meaning to the word automatically. The iGlue system then displays relevant information such as facts, pictures, videos, geographic locations, related links, tweets, products and advertisements about the entity or word within a convenient pop-up window in a compact, appealing way with multimedia enhancements.

iGlue’s Database

iGlue’s current database contains over 100 million data points, including (i) over 10 million entities, (ii) over 38 million semantic connections, (iii) over 4 million geographical locations, (iv) more than 1.5 million names, and (v) more than 300,000 institutional name entries. We are continuously adding and improving this database and believe we will reach over 1 billion searchable entities by the end of the quarter.

iGlue’s machine and hand annotation process is supported by a large, custom built, proprietary semantic database containing facts and related media such as images, videos, and links. The database is structured with the help of flexible, organically built ontologies, which are formal, explicit specifications of shared concepts. Data sources are ranked according to quality and reliability. The iGlue system works by filtering and combining multiple conflicting facts and displaying the best available information to be presented to the user. This database can be collaboratively edited by adding data points manually, automatically or through iGlue’s proprietary system. Ontologies can be modified through an easy-to-use editor. Users can customize the user interface and the results of searches according to their language, interest, and personal style.

In addition, the database has several built in automated intelligence functions including (i) automatic discovery of duplicate entities, (ii) automatic detection of semantic inconsistencies among data, (iii) automatic inference technology, and (iv) observed user behavior recommendation system. These intelligence functions enable the system to store additional information and update it with user interaction. The system is further supported by the following automated processes:

1.

Web scraping, a computer software technique of extracting information from websites. Usually, such software programs simulate human exploration of the World Wide Web by either implementing low-level Hypertext Transfer Protocol (HTTP), or embedding certain full-fledged web browsers, such as Internet Explorer or Mozilla Firefox;

2.

Machine learning, a scientific discipline concerned with the design and development of algorithms that allow computers to evolve behaviors based on empirical data, such as from sensor data or databases;

3.

Natural language processing, a field concerned with the interactions between computers and human (natural) languages. In essence the machine reads text on websites and strives to “understand” the meaning of the words and the connection between words, much like the human brain does;

4.

Normalized incoming data points, automatically recognizes and assigns the correct iGlue database entity (database entry). For example, when there are multiple entities for one search iGlue will automatically assign from among the numerous entities in the database the one that is perfect for the editorial; and

5.

Matching of simple textual references to entities present in the database to grow and further enhance database size and consistency;

Users Enhance the iGlue Database

iGlue users can add a wide variety of information types including images, videos, links, geographic locations, and notes to any word on the web which enhances the value added content according to the preferences of the user. The information added by an individual user can be used to benefit the whole iGlue community. Users can vote on the relevance of multimedia information attached to words by other users through the industry standard “thumbs up” or “thumbs down” method. Sharing of value added content with friends or colleagues is easy through the most popular channels (Facebook, Twitter, e-mail), without requiring the receiving user to install iGlue. In addition, iGlue has same article cross domain annotation, which means that value added information by users follow the content to which it is attached by making annotations automatically visible on other webpages. The knowledge one user adds will be visible to another in real time, across different domains, helping to navigate the online landscape. We believe this is one of the features unique to iGlue.

iGlue’s Revenue Model

Our goal is to generate revenue on iGlue’s semantic search engine technology in three distinct manners:

•

semantic advertisement targeting;

•

semantic recommendation engine; and

•

semantic affiliate marketing

Semantic Advertisement Targeting

Semantic advertising applies semantic analysis techniques to web pages. The semantic advertising process is designed to accurately interpret and classify the meaning or main subject of the webpage and populate it with targeted advertising spots. We believe that closely linking content to advertising will increase the viewer’s interest in the advertised product or service through engagement.

Semantic Recommendation Engine

Semantic recommendation allows high precision targeting of relevant, semantically linked information to users. For example, if users are browsing an editorial on John Fitzgerald Kennedy, iGlue’s Semantic Recommendation Engine will provide value added contents such as JFK related products from other through our affiliate marketing system described in more detail below.

Semantic Affiliate Marketing

Affiliate marketing is a marketing practice in which a business rewards one or more affiliates for each visitor or customer brought by the affiliate's own marketing efforts. Examples include rewards sites, where users are rewarded with cash or gifts, for the completion of an offer, and the referral of others to the site. Today, this is usually accomplished through contracting with an affiliate network. iGlue will link its semantic analysis capability to better target affiliate marketing.

Business Strategy and Revenue Generation

Our strategy is to deploy iGlue across the internet as a standalone, free consumer facing product, while providing value added corporate versions based around a subscription based business model and advertising revenue sharing program.

We intend to provide iGlue in the following versions:

•

free consumer facing plug-in version;

•

value added semantic advertising platform; and

•

corporate version with semantic advertising and recommendation engine built in;

We plan to be world leaders in semantic technology. We believe that iGlue is a unique system of several interwoven computational principles which creates the world’s best search technology.

Competition

We face significant competition in almost every aspect of our business. Our main source of competition is from companies such as OpenCalais, a Thomson Reuters company, Freebase and Apture, all of which are Google companies, and Wolfram Alpha, which is now part of Microsoft, Evri and Google Squared. We also face competition from traditional and online media businesses for a share of advertisers’ budgets and the development of tools and systems for managing and optimizing advertising campaigns. As we introduce new features of iGlue, as our existing feature sets evolve, or as other companies introduce new products and services, we may become subject to additional competition.

The areas in which we compete include but are not limited to:

—

Users and Engagement: We compete to attract, engage, and retain users. Since our product is free for users, we compete based on the features, ease of use and value added quality and uniqueness of the experience of our product.

—

Advertising: We compete to attract and retain advertisers. We distinguish our products by providing highly targeted semantically, contextually and user behavioral layered social context and engagement to amplify the effectiveness of advertisers’ messages.

—

Platform: We compete to attract and retain users who can enhance and add items to our semantic database. We compete in this area primarily based on the value of our semantic targeting and reach to any word on any website that enables users instant encyclopedic value added information access on a global scale.

—

Talent: We compete to attract and retain highly talented individuals, especially semantic and natural language software engineers, product and user interface designers, and product managers. Competition for employee talent is particularly intense in Hungary, where we are headquartered. We compete for these potential employees by providing a work environment that fosters and rewards creativity and innovation and by providing compensation packages that we believe will enable us to attract and retain key employees.

While the semantic search and micro-search industry is evolving rapidly we believe that we compete favorably as iGlue’s feature set and integration is unique, efficient and user friendly.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company currently has no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. We plan on filing for several patent applications in the United States as soon as possible upon closing of additional financing.

Research and Development Activities

For the fiscal years ending December 31, 2011 and 2010, we spent $384,093 and $307,949 on research and project development costs, respectively.

To date, research and project development costs include the research and development expenses related to the development, marketing and distribution of the iGlue system.

Employees

Including our Chief Executive Officer, Peter Vasko, we had 6 full time employees in 2011 and 5 full time employees in 2010.

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risks Relating to Our Company

We have a limited operating history which makes your evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We only recently completed our acquisition of In 4, kft., a Hungarian limited liability company. In 4 Kft., has had a short operating history focused on product development. Our future is dependent upon our ability to obtain financing and future profitable operations from the commercial success of iGlue. These factors raise substantial doubt that we will be able to continue as a going concern.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and force us to cease operations.

In their report dated March 20, 2012, our independent auditors stated that our financial statements for the years ended December 31, 2011 and 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

Our net operating losses will require that we finance our operations from outside sources, such as obtaining additional funding from the sale of our securities. The going concern explanatory paragraph included in our auditor's report on our financial statements, however, could inhibit our ability to raise additional financing. If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations. You should consider our independent registered public accountant's comments when determining if an investment in our Company is suitable.

Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations, or provide a return on investment. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our common stock could be adversely effected. Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to continue as a going concern, you may lose your entire investment.

There are risks associated with our business plan as a limited liability company in the Republic of Hungary which may adversely affect our ability to effectively develop, market and distribute our product.

Certain risks may be associated with our efforts to undertake operations in the Republic of Hungary. Such operations will be subject to political, economic and other uncertainties, including among other things, import, export and transportation regulations, tariffs, taxation policy, including royalty and tax increases and retroactive tax claims, exchange controls, currency fluctuations and other uncertainties arising out of the Republic of Hungary’s sovereignty over our operations.

We expect to operate in a highly competitive market. We face competition from large, well-established companies with significant resources. We may not be able to compete effectively which will adversely affect our business plan.

Our commercial success will depend on our ability and the ability of our sub licensees, if any, to compete effectively in product development, customer compliance, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than what we derived from our research and development efforts or that would render such products obsolete and non-competitive.

The internet technology sector is characterized by intense competition, rapid product development and technological change. Most of the competition that we encounter will come from companies, both public and private, research institutions and universities who are researching and developing technologies and products similar to or competitive with iGlue.

These companies may enjoy numerous competitive advantages, including:

•

significantly greater name recognition;

•

established distribution networks;

•

additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•

greater experience in conducting marketing, research and development, obtaining regulatory approval for products; and

•

greater financial and human resources for product development, sales and marketing, and patent litigation

As a result, we may not be able to compete effectively against these companies or their products.

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

We plan to derive substantially all of our revenue from semantic search and semantic advertisement targeting, which is a new and rapidly evolving industry. The growth of the semantic industry and the level of demand and market acceptance of this field are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the semantic search industry, many of which are beyond our control, including:

•

continued worldwide growth in the adoption and use of semantic technology and other social internet products;

•

changes in consumer demographics and public tastes and preferences;

•

the availability and popularity of other forms of search and content management options;

•

the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

•

general economic conditions, particularly economic conditions adversely affecting business advertising spending

Our ability to plan for additional product development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential users. New and different types of search options may increase in popularity at the expense of our semantic search and annotation technology. A decline in the popularity of search and advertising in general, or our semantic search and annotation technology in particular would harm our business and prospects.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

We began operations in September of 2007. We have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects. Our business model is based on offering a free internet tool for users that brings value added content to any page. Through this unique product we will aim to place contextually and semantically targeted advertisements that are relevant to users. We are just beginning to implement this strategy. To date we have not realized any revenue from our semantic ad targeting. You should consider our business and prospects in light of the challenges we face, which include our ability to, among other things:

•

maintain a good relationship with our users, encouraging them to accept our contextually targeted, relevant, value added advertisements;

•

convert businesses into using our highly targeted contextual relevant ad system in order to realize revenue;

•

increase ad purchases by paying businesses;

•

retain paying ad buyers, especially higher paying buyers;

•

anticipate changes in the semantic search and advertising industry;

•

cost-effectively develop and launch new features of iGlue and further refine our ad targeting system;

•

launch additional iGlue features and release enhancements that become popular;

•

develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased system usage, fast annotation load times and the deployment of new features and technologies;

•

process, store and use data in compliance with governmental regulation and other legal obligations related to privacy;

•

successfully compete with other companies that are currently in, or may in the future enter, the semantic search, advertising, and annotation market;

•

hire, integrate and retain world class talent;

•

maintain adequate control of our expenses; and

•

successfully expand our business, especially internationally and in mobile use.

Security breaches, computer viruses and computer hacking attacks could harm our business which would adversely affect our results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. We have experienced and will continue to experience hacking attacks. Due to our leading role in the semantic search and especially natural language processed annotation field, we believe we are a particularly attractive target for hackers. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users may harm our business and our ability to retain existing users and attract new users.

Our core values of focusing on our user experience first and acting for the long term may conflict with the short-term interests of our business which may negatively impact our business operations.

One of our core values is to focus on providing the best internet value added content experience to our users, which we believe is essential to our success and serves the best, long-term interests of iGlue and our stakeholders. Therefore, we have made, in the past and or may make in the future, significant investments or changes in strategy that we think will benefit our users, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of putting our users first may cause disagreements or negatively impact our relationships with distribution partners or other third parties. Our decisions may not result in the long-term benefits that we expect, in which case the success of our semantic platform, business and operating results could be harmed.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of November 14, 2011, approximately 50% of our employees had been with us for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new games and enhance existing games could suffer.

To effectively manage the growth of our business and operations, we will need to continue spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•

monitoring and updating our technology infrastructure to maintain high performance and minimize down time;

•

enhancing our internal controls to ensure timely and accurate reporting of all of our operations;

•

enhancing information and communication systems to ensure that our employees and are well-coordinated and can effectively communicate with each other; and

•

appropriately document our information technology systems and our business processes.

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these enhancements and improvements effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to public reporting companies will be impaired.

If we do not obtain additional financing, we will need to curtail our expansion activities and our business may fail, in which case you may lose your investment.

Our current operating funds are not sufficient to cover current research and development needs, as well as anticipated operating overheads, professional fees and regulatory filing fees over the next twelve months. In addition, our business plan calls for significant expenses in connection with the development of further iGlue functions, international expansion and potential acquisition of complementary technologies. Therefore, we will need to obtain additional financing in order to complete our full business plan.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors many of which are beyond our control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our Certificate of Incorporation provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our certificate of incorporation and applicable Nevada law provide for the indemnification of our directors and officers against attorney’s fees and other expenses incurred by them in any action to which they become a party arising from their association with or activities on our behalf. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

We have been advised that, in the opinion of the Commission, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares if such a market ever develops.

Risks Related to Our Securities

We may never pay any dividends to our shareholders. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

There is no trading market for our common stock, which may adversely affect the market price of our common stock as well as your ability to resell the shares that you have acquired.

There is currently no trading market for our common stock and such a market may not develop or be sustained. If a trading market for our common stock were to be established, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of internet companies, which may materially adversely affect the market price of our common stock as well as your ability to resell the shares that you may have acquired.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing on a timely basis required reports and other required information. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal or regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our management owns a controlling interest in the company and will be able to control management decisions thereby limiting the ability of public shareholders to influence corporate direction and affairs.

The Chief Executive Officer and sole director holds the control voting power in the form of 1,000,000 shares of Series A Preferred Stock. These non-trading shares represent majority voting power compared to our common stock. As such, he has the ability to exert control over our business affairs, including the ability to delay or prevent a change in our corporate control even if our other stockholders wanted it to occur. This stockholder will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

Our common stock is a "penny stock," and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock you acquired in this offering.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Due to the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

If we lose the services of our Officers or other members of our senior management team, we may not be able to execute our business strategy which may negatively affect our business operations.

Our success depends in a large part upon the continued service of our senior management team. In particular, our founder, Chief Executive Officer and sole director Peter Vasko, is critical to our vision, strategic direction, culture, products and technology. The loss of Peter Vasko, even temporarily, or any other member of senior management would harm our business.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively which may result in a cease of business operations.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly programmers, designers, product managers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We have historically hired a number of key personnel from University graduates, and as competition within Hungary increases for talent, we may incur significant expenses in continuing this practice. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We believe that two critical components of our success and our ability to retain our best employees are our culture and our competitive compensation practices. As we continue to grow rapidly and develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, many of our employees may be able to receive significant proceeds from sales of our equity in the public markets after our listing, which may reduce their motivation to continue to work for us. Moreover, we expect that this our public company status will create disparities in wealth among our employees, which may harm our culture and relations among employees.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

Risks Related to Our Industry

An increasing number of individuals are utilizing devices other than personal computers to access the internet, and versions of iGlue developed for these devices might not gain widespread adoption, or may not function as intended. If we are unable to successfully expand the platforms and devices on which iGlue is available, or if the versions of iGlue that we create for alternative platforms and devices are not compelling to our users, our business will be negatively affected.

The number of individuals who access the internet through devices other than a personal computer, such as smartphones, tablets, televisions and set-top box devices, has increased dramatically, and we believe this trend is likely to continue. The generally lower processing speed, power, functionality and memory associated with these devices make the use of iGlue more difficult. Further, if we are forced to streamline certain aspects of iGlue to properly function on these devices such versions may not be compelling to players. In addition, each device manufacturer or platform provider may establish unique or restrictive terms and conditions for developers on such devices or platforms, and iGlue may not work well or be viewable on these devices as a result. We have limited experience in developing and optimizing iGlue to function on alternative devices and platforms. To expand our business, we will need to support a number of alternative devices and technologies. Once developed, we may choose to port or convert iGlue into separate versions for alternative devices with different technological requirements. As new devices and new mobile platforms or updates to platforms are continually being released, we may encounter problems in developing versions of iGlue for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices and platforms. If we are unable to successfully expand the platforms and devices on which iGlue is available, or if the versions of iGlue that we create for alternative platforms and devices are not compelling to our users, our business will be negatively affected.

Programming errors or flaws in iGlue could harm our reputation or decrease market acceptance of iGlue, which would harm our operating results.

Any of iGlue’s multiple functions may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new functions and rapidly release new features to existing iGlue blocks under tight time constraints. We believe that if our users have a negative experience with iGlue, they may be less inclined to continue or resume using iGlue or recommend iGlue to other potential players. If iGlue contains errors, bugs, flaws or corrupted data after its launch we may not be able to repair these problems and it will adversely affect our results of operation.

Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent us from providing various functions of iGlue to our users, or require us to modify our software, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet and mobile platforms have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the

Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We began operations in 2007 and have just now begun to grown rapidly. While our administrative systems have developed rapidly, during our earlier history our practices relating to intellectual property, data privacy and security, and legal compliance may not have been as robust as they are now, and there may be claims arising from this period that we are not able to anticipate. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, iGlue, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our users share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our users choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our software and its features, possibly in a material manner, and may limit our ability to develop new features that make use of the data that our users voluntarily share with us.

Our business is subject to a variety of other U.S., European Union and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and iGlue is used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify iGlue, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including user privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social services and impair our business.

Our business will suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We intend to pursue acquisitions that are complementary to our existing business and expand our employee base and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Since we expect the Semantic Internet industry to consolidate in the future, we may face significant competition in executing our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

Integration of a new company’s operations, assets and personnel into ours will require significant attention from our management. The diversion of our management’s attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities and unanticipated, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, players, and other suppliers as a result of integration of new businesses.

Our investors may have difficulty enforcing civil liabilities against our officers and directors under the U.S. federal securities laws because some of our directors and officers reside in Hungary.

We are a company incorporated under the laws of Nevada. However, we are a company headquartered in Hungary. As a result, our investors may have difficulty enforcing civil liabilities under the U.S. federal securities laws against our officers and directors, because some of our directors and officers reside in Hungary. It may be difficult for an investor to sue, for any reason, us or any of our directors or officers through U.S. jurisdictions because some of our assets are located outside the U.S. If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult to enforce such judgment in Hungary. We are uncertain as to the enforceability, in original actions in Hungarian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Hungarian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

Fluctuations in currency exchange rates between the U.S. dollar and the currencies of other nations may negatively affect our financial results, which we report in U.S. dollars.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency, and an increasing percentage of our international revenue may come from users who pay us in currencies other than the U.S. dollar. Fluctuations in the exchange rates between the U.S. dollar and those other currencies could result in the dollar equivalent of such expenses being higher and/or the dollar equivalent of such foreign-denominated revenue being lower than would be the case if exchange rates were stable. This could have a negative impact on our reported operating results. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Description of Property

We lease approximately 1,400 square feet of furnished office space at Marek József utca 35, Budapest, Hungary. The offices are leased on a monthly basis for a fee of $800.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock began trading under the symbol “KGTH” on the Pink Sheets of the National Quotation Bureau. We previously traded under the symbol “HDWR” on the OTCQB. On March 8, 2012, we began trading under the symbol “IGLU” on the OTCQB.

The following table sets forth the high and low trade information for our common stock for each full quarterly period within the two most recent fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2010	$0.12	$0.22
June 30, 2010	$0.13	$0.13
September 30, 2010	$0.02	$0.55
December 31, 2010	$0.55	$2.20
March 31, 2011	$0.67	$0.67
June 30, 2011	$0.67	$0.69
September 30, 2011	$0.14	$2.20
December 31, 2011	$3.30	$5.50

Holders of Our Common Stock

As of March 20, 2012, a total of 10,787,078 shares of our common stock are currently issued and outstanding held by approximately 703 shareholders of record.

Holders of Our Preferred Stock

As of March 20, 2012, there are 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by Peter Vasko, our Chief Executive Officer and sole director.

Series A Convertible Preferred Stock

As of March 20, 2012, there are 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by our Chief Executive Officer and sole director, Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

The description of the Series A Preferred Stock does not purport to be complete and is qualified by reference to the full text of Exhibit 4.1 to this report on Form 10-K.

Transfer Agent

The Transfer Agent for our capital stock is Securities Transfer Corporation, with an address at 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. The Company may utilize its common stock or options thereof from time to time for equity compensation on a transactional basis. In the future, the Company may establish some type of an equity compensation plan to provide incentive to current or future employees.

Issuer Purchases of Equity Securities

As of March 20, 2012, we have not purchased any equity securities.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

PLAN OF OPERATION

Our Company has developed a semantic search engine called iGlue. which works by organizing content through the context of our user’s internet search. We have successfully launched our product and are currently marketing iGlue internationally through our website located at http://www.iglue.com.

iGlue is a complete semantic framework for organizing data by integrating natural language processing and resource description framework approaches into a single system in which these different components mutually reinforce each other. We consider the result to be a powerful and relevant way to search the web and obtain a much deeper snapshot of the content the consumer discovers and views on the web. iGlue is a tool consumers can use to shape and curate the web through their own additions using natural language processing and contextual search methods.

Our plan of operation is to generate revenue on iGlue’s semantic technology through semantic advertisement targeting, semantic recommendation engine and semantic affiliate marketing. Our current focus is getting our product known to consumers by internationally marketing its design and functionality. Currently, we are advertising through the use of our website and plan to promote our product through social media networking.

Our strategy is to deploy iGlue across the internet as a standalone, free consumer facing product, and at the same time provide value added corporate versions based around a subscription based business model and advertising revenue sharing program. We intend to provide iGlue as a free consumer facing plug-in version to attract our users. In addition, we intend to offer a value added semantic advertising platform as well as a subscription based corporate version with semantic advertising and recommendation engine technology built in.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Year ended
	December 31, 2011	December 31, 2010
Net sales	$-	$-
Gross profit	$-	$-
General and administrative expenses	$237,752	$50,603
Loss from operations	$(621,845)	$(358,552)
Net loss	$(632,584)	$(363,030)
Loss per common share – basic and diluted	$(0.46)	$(9,553)

iGlue Revenue

Although we have launched our product, we are currently in a development stage. At this time, we are internationally marketing our technology and have not generated any revenue to date.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy as described above. As such, we have not recognized any profit to date.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011, was $237,752 as compared to $50,603 for the year ended December 31, 2010.  The $187,149 increase is attributable to an increase in costs associated with the launch of our semantic search engine consumer product iGlue.

Loss from Operations

Loss from operations for December 31, 2011, was $(621,845) as compared to $(358,552) for the year ended December 31, 2010.  The increase of $263,293 in operating loss is primarily attributable to the expansion of our business operations and launch of our consumer product iGlue.

Other expenses

Other expenses consisted of interest expenses accrued on the Company’s liabilities.

Net Loss

Net loss for year ended December 31, 2011, was $(632,584) or loss per share of $(0.46), as compared to $(363,030) or loss per share of $(9,553) for the comparable year ended December 31, 2010.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, compared to December 31, 2010.

	December 31, 2011	December 31, 2010	Increase/Decrease
Current Assets	$68,547	59,862	$8,685
Current Liabilities	$818,475	19,271	$799,204
Working Capital (Deficit)	$(749,928)	40,591	$(790,519)

At December 31, 2011, we had a working capital deficit of $749,928, as compared to working capital of $40,591 at December 31, 2010, a decrease of $790,519.  The decrease is attributable to an increase of total liabilities, primariliythe addition of the note payable to Park Slope, LLC in the amount of $750,000. See Note 7 to the financials for further details regarding this note.

Net cash used for operating activities for the year ended December 31, 2011 and 2010 was $(600,918) and $(362,882), respectively.  The net loss for year ended December 31, 2011 and December 31, 2010 was $(632,584) and $(363,030), respectively. The Company’s cash used in operations increased primarily due to the marketing and development of our consumer product, iGlue.

Net cash obtained through all financing activities for the year ended December 31, 2011 was $609,907 as compared to $317,259 for the year ended December 31, 2010.  The increase is primarily attributable to the Company receiving funds from investors.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $(632,584) and net cash used in operations of $600,918 for the year ended December 31, 2011, and working capital and stockholders’ deficit of $(749,928) and $(743,462) respectively, at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues and financing may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all, in 2012.

In response to these problems, management has taken the following actions:

-	seek additional third party debt and/or equity financing;

-	continue with the implementation of the business plan;

-	increase revenue through sponsorship and advertising deals.

The following table sets forth our approximate anticipated capital needs, subject to available financing, over the next twelve months:

Salaries, Wages	1,750,000
Operating Expenses	400,000
Office rental/Hungary and US	350,000
Server lease and broadband access	420,000
Legal Expenses	250,000
Public status related	500,000
Equipment	400,000
Patenting	500,000
Research and Development	500,000
Marketing	2,000,000
Conferences	750,000
Travel	400,000
Other	500,000
TOTAL:	8,720,000

To date all of our funding has been generated from investment(s) obtained from a Venture Capital fund and from Private Investors. During the next twelve months we anticipate raising the above outlined funding to continue our international expansion, however as of this writing we only have sufficient funds to proceed with basic company operations only; we do not have sufficient funds to fully implement our business plan until such time that we are able to raise additional funding, to which there is no guarantee. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

We currently have no arrangements for such financings and can give you no assurance that such financings will be available to us on terms that we deem acceptable or at all. We believe that as a newly public company our ability to raise funds have been significantly enhanced but this in itself will not guarantee that we will in fact be able to raise the funding outlined in our business strategy.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of iGlue, our consumer product and for capital expenditures and general corporate expenses.

During the year ended December 31, 2011, there was a total of $609,907 received from private placements, and there were no proceeds received from the exercise of stock options.

We expect to rely upon funds raised from private placements, as well as future equity and debt offerings, and current and future grant opportunities to implement our growth plan and meet our liquidity needs going forward.  Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period, but will not be sufficient to move forward beyond the development stage, at which point further funding will be necessary. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

Cash and Cash Equivalents

As of December 31, 2011 and 2010, consolidated cash and equivalent balances totaled $42,477 and $45,047, respectively. As of December 31, 2011 the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note 2 to our financial statements.

Our financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policy is critical to understanding and evaluating our reported financial results:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and equipment

Property and equipment is stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, varying from 3 to 5 years or, when applicable, the life of the lease, whichever is shorter.

Long-lived assets

We comply with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We will periodically evaluate the carrying value of long-lived assets when events and circumstances warrant such a review. Long-lived assets will be written down if the evaluation determines that the fair value is less than the book amount.

Income taxes

We comply with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Revenue recognition

In accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed.  However, due to the nature of our business, there are additional steps in the revenue recognition process, as described below:

Sponsorships:  We follow the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables, and assign the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of our financial assets and liabilities, such as accrued expenses, approximate our fair values because of the short maturity of this instrument.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period.

Recent accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update 2011-08 Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.

In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Update No. 2010-13 “The Effects of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ” (“2010-13”). The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events” (“2010-09”). The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective immediately.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance with effect from January 1, 2010 without material impact on its financial statements.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity;

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture);

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions; and

2.

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” , which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from  major categories  of assets to  classes  of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements” , which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued;

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements; and

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements  is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition” , which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

       1.    Be commensurate with either of the following:

a. The vendor's performance to achieve the milestone; and

b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone.

2.

Relate solely to past performance; and

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved. A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement;

2.	A description of each milestone and related contingent consideration;

3.	A determination of whether each milestone is considered substantive;

4.	The factors that the entity considered in determining whether the milestone or milestones are substantive; and

5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue;

2.	Income before income taxes;

3.	Net income;

4.	Earnings per share; and

5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have three Common Stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00 and $9.00 per share, respectively. Each Warrant entitles the Holder to purchase from the Company up to 1,000,000 Warrant Shares. As of December 31, 2011, we have three Warrants outstanding that are exercisable for an aggregate of up to 3,000,000 shares of our Common Stock.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-19 which appear at the end of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Independent Registered Public Accounting Firm

On November 11, 2011, our board of directors dismissed Michael F. Cronin (“Cronin”), as our independent registered public accountant.

Cronin’s report on the financial statements for the fiscal years ended December 31, 2010 and 2009 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern because: (i) the Company has incurred losses from operations since inception; (ii) management anticipates incurring additional losses in 2011; (iii) the Company may incur additional losses; and (iv) the Company has no revenue to date.

During the fiscal years ended December 31, 2010 and 2009, and in the subsequent interim period through November 11, 2011, the date of dismissal of Cronin, there were no disagreements with Cronin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cronin, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2010 and 2009, and in the subsequent interim period through November 11, 2011, the date of dismissal of Cronin, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We have provided a copy of the above disclosures to Cronin and requested Cronin to provide it with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not Cronin agrees with the above disclosures. A copy of Cronin’s letter, dated November 28, 2011, confirming its agreement with the disclosures in this Item 4.01 is attached as Exhibit 16.1 to the Form 8-K/A filed on November 28, 2011.

(b) New Independent Registered Public Accounting Firm

On November 11, 2011, our board of directors approved the engagement of BDO Magyarorszag Konyvvizsgalo, Kft., Hungary, Certified Public Accountants (“BDO”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended December 31, 2010, and the subsequent interim period prior to the engagement of BDO, the Company has not consulted BDO regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2011, disclosure controls were not effective because of a material weakness in internal controls over reporting. The Company did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result of the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2011, internal controls over financial reporting were not effective because the Company had material weaknesses. The Company did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 20, 2012. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Peter Vasko	40	Chief Executive Officer and Director	November 2011
Gabor Horvath Dori(1)	37	Chief Operating Officer	December 2011
Renee Blodgett	46	Chief Marketing Officer	December 2011
Zoltán Bűdy	42	Chief Financial Officer	February 2012

(1)

On February 20, 2012, Gabor Horvath Dori resigned from his position as Chief Operating Officer of the Company as disclosed in the Current Report on Form 8-K filed on February 24, 2012.

The Company’s Directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s Board of Directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Peter Vasko, Chief Executive Officer and Director

Péter Vaskó founded iGlue in 2007 and has served as the Chief Executive Officer of the Company since inception. In this role, Mr. Vasko is in charge of strategic and operative management as well as the day to day operations of the Company. From 2005 to 2006, Mr. Vasko performed research at the Information Science Committee of the Hungarian Academy of Science. In this capacity he advised and directed the department’s initiatives in expanding online activities. Prior to founding iGlue, from 2004 to 2007, Mr. Vasko led an extensive research project at the University of Lorand Eotvos, focusing on a semantic search engine that was aimed at the library system. Mr. Vasko is a graduate of Eötvös Loránd University in Budapest with a Master of Science degree in literature and film studies. Additionally, from 1998 to 2001, Mr. Vasko attended the doctoral school at Eötvös Loránd University in Budapest where he studied semantic linguistics. We believe that Peter’s training in semantic linguistics and research in connection with semantic search engines qualifies him to serve as our Chief Executive Officer and sole director.

Renee Blodgett, Chief Marketing Officer

Ms. Blodgett currently serves as the Chief Marketing Officer of the Company. In this role, Ms. Blodgett oversees sales management, product development, distribution channel management, marketing communications, and market research. Prior to joining the Company, in January of 2010, Ms. Blodgett founded and currently serves as the Chief Executive Officer of Magic Sauce Media, Inc., a company which provides strategic planning and vision brand alignment services. In October 2008, Ms. Blodgett founded and currently serves as the editor in chief of We Blog the World, Inc. an online blog which focuses on global storytelling across a wide array of topics ranging from technology, business, economics, culture, politics, arts, nature, education, sports, marketing, and music. In January 2008, Ms. Blodgett co-founded Traveling Geeks, Inc. an initiative that brings entrepreneurs and thought leaders to other countries to share and learn from peers, governments, corporations, and the general public in order to educate, evaluate, and promote innovative technologies. From January 2007 to July 2008, Ms. Blodgett served on the advisory board of b5 Media, a global new media networking company. From April 2007 to December 2007, Ms. Blodgett served on the advisory board of Cozmo Media, a company which uses communities to put video content in front of particular audiences.

Zoltan Budy, Chief Financial Officer

Mr. Budy is currently the Chief Financial Officer of the Company. In this role, Mr. Budy has management oversight and responsibility over all financial functions and capital resources of the Company, including corporate finance, project finance, corporate accounting, reporting and risk management. Prior to joining the Company, since 2007, Mr. Budy has been the Partner and Managing Director of RIBZ Consulting, a professional advisory firm. In this role, Mr. Budy is responsible for providing financial management and accounting support to a diverse range of international businesses. From 2002 to 2007, Mr. Budy served as the Chief Internal Auditor and Financial Manager of E.On Group, Bulgaria, an international private electricity distribution company. In this role, Mr. Budy was responsible for establishing audit functions, reporting on the adequacy and effectiveness of internal controls and the implementation of financial reporting standards. In 2005, Mr. Budy received his certificate from the Association of Chartered Certified Accountants. In 1993 Mr. Budy received a B.A. in International Accounting from Webster University in St. Louis, Missouri.

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

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions. Because we have only limited business operations, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

COMMITTEES OF THE BOARD OF DIRECTORS

Concurrent with having sufficient members and resources, the board of directors intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three (3) independent directors to have effective committee systems.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, to the best of the Company’s knowledge, any reports required to be filed were timely filed as of March 20, 2012.

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the years ended December 31, 2011, 2010, and 2009;

SUMMARY COMPENSATION TABLE

				Other	Option
Name and Principal		Salary	Bonus	Compensation	Awards	*Total
Position	Year	($)	($)	($)	($)	($)
Peter Vasko (1)	2011	$8,770	$0	$0	$0	$8,770
Chief Executive Officer	2010	$0	0	0	0	0
Director	2009	$0	0	0	0	0

Gabor Horvath Dori	2011	$0	$0	$2,480	$0	$2,480
Chief Operating Officer	2010	$0	0	0	0	0
	2009	$0	0	0	0	0

Renee Blodgett	2011	$40,000	$0	$3,890	$0	$43,890
Chief Marketing Officer	2010	$0	0	0	0	0
	2009	$0	0	0	0	0

Joseph Passalaqua(1)	2011	0	0	0	0	0
	2010	0	0	0	0	0
	2009	0	0	0	0	0

(1)

On November 11, 2011, Joseph Passalaqua, resigned as Chief Executive Officer,

 President and sole director of the Company.

EMPLOYMENT CONTRACTS

Currently, we have not entered into any employment contracts with our executive officers or members of the board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 20, 2012, our authorized capitalization is 210,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 20, 2012, there are 10,787,078 shares of our Common Stock issued and outstanding, all of which are fully paid, non-assessable and entitled to vote. As of March 20, 2012, there are 1,000,000 shares of our Series A Preferred Stock all of which are fully paid, non-assessable and entitled to vote. Each share of our Common Stock entitles its holder to one vote on each matter submitted to the stockholders. Each share of Series A Preferred Stock entitles its holder to 42 votes on each matter submitted to the stockholders.

The following table sets forth, as of March 20, 2012, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each beneficial owner who is an officer or director is c/o the Company at 1078 Budapest, Marek Jozsef, Utca 35, Hungary.

Title of Class	Name of Beneficial Owner (1)	Number of Shares(2)		Percent of Class

Common	Peter Vasko		760,000	7.04%
Series A Preferred Stock	Peter Vasko	(3)	1,000,000	100%
Common	Renee Blodgett		0	0%
Common	Zoltan Budy		200,000	1.85%
	All officers and directors as a group holding Common Stock (3 persons)		960,000	8.90%
	All officers and directors as a group holding Series A Preferred Stock (1 person)	(5)	1,000,000	100%

Common	Power of the Dream Ventures, Inc. 1095 Budapest Soroksari ut 94-96 Hungary		2,884,986	26.74%
Common	Park Slope, LLC P.O. Box 2843 Liverpool, New York, 13089	(4)	727,273	6.74%
Common	Gyorgy Markos 1118 Budapest Elopatak utca 55 Hungary		1,560,000	14.46%
Common	Daniel Kun, Jr. 1037 Budapest Perenyi ut 16/B Hungary	(5)	921,500	8.54%
Common	Viktor Rozsnyay 2049 Diosd Ligetszepe ut 54 Hungary		893,715	8.28%

	All officers, directors and 5% holders of Common Stock as a group (7 persons)		7,947,474	73.67%

1.

Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

2.

As of March 20, 2012 we have 10,787,078 shares of Common Stock issued and outstanding. As of the same date, we have 1,000,000 shares of Series A Preferred Stock issued and outstanding.

3.

Commencing on January 1, 2013, Peter Vasko may convert up to 200,000 shares of Series A Preferred Stock per calendar year into 3,000,000 shares of Common Stock of the Company.

4.

Park Slope, LLC is controlled by Joseph C. Passalaqua and as such there is beneficial ownership of the shares held by each entity.

5.

Viktor Rozsnyay is a principal of Power of the Dream Ventures, Inc. (“Power”) and as such has pro rata beneficial ownership of the shares held by Power.

SHARE ISSUANCES

Share Exchange

Pursuant to the Securities Exchange Agreement, on the November 3, 2011, we issued an aggregate of 1,000,000 shares of Series A Preferred Stock and 886,000 shares of Series B Preferred Stock of the Company to the shareholders of In 4, Kft. in exchange for 100% of the outstanding shares of In 4 Kft. The foregoing description of the Securities Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 2.1 to the Current Report on Form 8-K filed on November 14, 2011.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Senior Convertible Note

On November 3, 2011, we authorized and issued a senior convertible note (the “Note”) to the order of Park Slope, LLC. The Note must be paid in full by December 31, 2012 (the “Maturity Date”) and accrues interest on the outstanding amount of the loan at a rate of 12% per annum in one lump sum payable on the Maturity Date. The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 4.3 to the Current Report on Form 8-K filed on November 14, 2011.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Warrants

We have three Common Stock purchase warrants issued and outstanding each with a term of five years after their issuance date and an exercise price of five dollars ($5.00), seven dollars ($7.00) and nine dollars ($9.00) per share, respectively. Each warrant entitles the holder to purchase from the Company up to 1,000,000 shares of Common Stock. As of March 20, 2012, we have three warrants outstanding that are exercisable for an aggregate of up to 3,000,000 shares of our Common Stock. The foregoing description of the warrants does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2011.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Other Issuances

On January 30, 2012, the Company entered into a restricted stock agreement with Mr. Zoltan Budy, Chief Financial Officer of the Company. As part of the agreement Mr. Budy was granted 200,000 shares of restricted common stock, of which 100,000 shares vested immediately with the rest vesting in equal installments of 25,000 shares at the end of each finished quarter, commencing with the quarter ending on March 31, 2012 and ending on December 31, 2012, or until such date, if it is prior to December 31, 2012, as long as Mr. Budy is employed by the Company. These shares were issued in connection with the appointment of Mr. Budy as Chief Financial Officer of the Company. We have not entered into any other agreements with Mr. Budy at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

On February 10, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 423,490 shares of its common stock at $1.00 per share to a total of three (3) unaffiliated individuals for aggregate proceeds of $423,490. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

On February 21, 2012, the Company entered into a restricted stock agreement with Adam Meszaros, Lead Programmer of the Company. As part of the agreement Mr. Meszaros was granted 135,000 shares of restricted common stock, of which 15,000 shares vested immediately with the rest vesting in equal installments of 15,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Meszaros is employed by the Company. These shares were issued in connection with the appointment of Mr. Meszaros as Lead Programmer of the Company. We have not entered into any other agreements with Mr. Meszaros at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Peter Garas, Lead Server Side Programmer at the Company. As part of the agreement Mr. Garas was granted 54,000 shares of restricted common stock, of which 6,000 shares vested immediately with the rest vesting in equal installments of 6,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Garas is employed by the Company. These shares were issued in connection with the appointment of Mr. Garas as Lead Server Side Programmer of the Company. We have not entered into any other agreements with Mr. Garas at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Janka Barkoczi, Office Manager at the Company. As part of the agreement Ms. Barkoczi was granted 27,000 shares of restricted common stock, of which 3,000 shares vested immediately with the rest vesting in equal installments of 3,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Ms. Barkoczi is employed by the Company. These shares were issued in connection with the appointment of Mr. Bakoczi as Office Manager of the Company. We have not entered into any other agreement with Ms. Barkoczi at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Eszter Ripka, Arts Director at the Company. As part of the agreement Ms. Ripka was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Ms. Ripka is employed by the Company. These shares were issued in connection with the appointment of Ms. Ripka as Arts Director of the Company. We have not entered into any other agreement with Ms. Ripka at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Csaba Toth, Arts Director at the Company. As part of the agreement Mr. Toth was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Toth is employed by the Company. These shares were issued in connection with the appointment of Mr. Toth as Arts Director of the Company. We have not entered into any other agreement with Mr. Toth at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Gergely Nyikos, Designer at the Company. As part of the agreement Mr. Nyikos was granted 18,000 shares of restricted common stock, of which 2,000 shares vested immediately with the rest vesting in equal installments of 2,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Nyikos is employed by the Company. These shares were issued in connection with the appointment of Mr. Nyikos as Designer at the Company. We have not entered into any other agreement with Mr. Nyikos at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Zoltan Annus, Project Manager at the Company. As part of the agreement Mr. Annus was granted 60,000 shares of restricted common stock, of which 6,000 shares vested immediately with the rest vesting in equal installments of 6,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to June 30, 2014, as long as Mr. Annus is employed by the Company. These shares were issued in connection with the appointment of Mr. Annus as Project Manager of the Company. We have not entered into any other agreement with Mr. Annus at this time. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

The foregoing shares were issued in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act of 1933, as amended. These individuals who received the securities represented and warranted that they are not “U.S. persons” as defined in Regulation S.

DESCRIPTION OF SECURITIES

As of March 20, 2012, our authorized capitalization was 210,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 20, 2012, there were 10,787,078 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  As of March 20, 2012 there were 1,000,000 shares of our Series A Preferred stock all of which are fully paid, non-assessable and entitled to vote.

COMMON STOCK

As of March 20, 2012, we had 10,787,078 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

PREFERRED STOCK

As of March 20, 2012, there are 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by Peter Vasko, our Chief Executive Officer and sole director.

Series A Convertible Preferred Stock

As of March 20, 2012, there were 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by our Chief Executive Officer and sole director, Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock of the Company at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

Series B Convertible Preferred Stock

As of March 20, 2012, there are 0 shares of our Series B Preferred Stock issued and outstanding. Each share of our Series B Preferred Stock automatically converted to ten shares of Common Stock of the Company upon effectiveness of the 1:110 reverse split of our Common Stock.

WARRANTS

We have three Common Stock purchase warrants issued and outstanding each with a term of five years after their issuance date and an exercise price of $5.00, $7.00 and $9.00 per share, respectively (the “Warrant” or “Warrants”). Each Warrant entitles the holder to purchase from the Company up to 1,000,000 shares of Common Stock. As of March 20, 2012, we have three Warrants outstanding that are exercisable for an aggregate of up to 3,000,000 shares of our Common Stock.

ANTI-TAKEOVER PROVISIONS

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board of Directors may, without action of our stockholders, issue authorized but unissued common stock and preferred stock. The issuance of additional shares to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The existence of unissued preferred stock may enable the Board of Directors, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION

FOR SECURITIES ACT LIABILITIES

The Company’s Amended and Restated Bylaws provide for indemnification of directors and officers against certain liabilities. Officers and directors of the Company are indemnified generally for any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful.

The Company’s Amended and Restated Articles of Incorporation further provides the following indemnifications:

(a) a director of the Corporation shall not be personally liable to the Corporation or to its shareholders for damages for breach of fiduciary duty as a director of the Corporation or to its shareholders for damages otherwise existing for (i) any breach of the director’s duty of loyalty to the Corporation or to its shareholders; (ii) acts or omission not in good faith or which involve intentional misconduct or a knowing violation of the law; (iii) acts revolving around any unlawful distribution or contribution; or (iv) any transaction from which the director directly or indirectly derived any improper personal benefit. If Nevada Law is hereafter amended to eliminate or limit further liability of a director, then, in addition to the elimination and limitation of liability provided by the foregoing, the liability of each director shall be eliminated or limited to the fullest extent permitted under the provisions of Nevada Law as so amended. Any repeal or modification of the indemnification provided in these Articles shall not adversely affect any right or protection of a director of the Corporation under these Articles, as in effect immediately prior to such repeal or modification, with respect to any liability that would have accrued, but for this limitation of liability, prior to such repeal or modification.

(b) the Corporation shall indemnify, to the fullest extent permitted by applicable law in effect from time to time, any person, and the estate and personal representative of any such person, against all liability and expense (including, but not limited to attorney’s fees) incurred by reason of the fact that he is or was a director or officer of the Corporation, he is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, fiduciary, or agent of, or in any similar managerial or fiduciary position of, another domestic or foreign corporation or other individual or entity of an employee benefit plan. The Corporation shall also indemnify any person who is serving or has served the Corporation as a director, officer, employee, fiduciary, or agent and that person’s estate and personal representative to the extent and in the manner provided in any bylaw, resolution of the shareholders or directors, contract, or otherwise, so long as such provision is legally permissible.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our directors, officers or controlling persons in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

Item 13.  Certain Relationships and Related Transactions.

On November 3, 2011, we entered into a separation and release agreement with Mr. Joseph C. Passalaqua our former President, Chief Executive Officer, sole director and majority shareholder. Pursuant to the separation and release agreement, Mr. Passalaqua and the Company agreed to the following: (i) payment of $10,000.00; (ii) promissory note in the amount of $750,000 payable on December 31, 2012; and (iii) 50,000 newly issued shares of Series B Preferred Stock to be converted into 500,000 shares of our Common Stock.

The description of the separation and release agreement does not purport to be complete and is qualified by reference to the full text of Exhibit 10.1 to the Form 8-K filed on November 14, 2011.

Item 14.  Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by BDO Hungry Audit Kft. for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-K for the year ended December 31, 2011 were approximately $27,344.

No fees were billed by BDO Hungary Audit Ltd. for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-K December 31, 2010.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2011 and 2010.

c. Tax Fees: No fees were billed for tax services for the years ended December 31, 2011 and 2010.

d. All Other Fees: No fees were billed for professional services other than those described above in the year ended December 31, 2011.

Item 15. Exhibits.

Exhibit No.	Description

2.1

Form of Share Exchange Agreement dated November 3, 2011 by and among Hardwired Interactive, Inc., Park Slope, LLC., In 4, Kft., Peter Vasko, and certain equity holders of In 4, Kft. (incorporated herein by reference to the Current Report on Form 8-K filed on November 14, 2011).

3.1	Certificate of Incorporation (incorporated herein by reference to the Form SB-2 filed on May 14, 2001).

3.2	Amendment to the Articles of Incorporation

3.3	Bylaws (incorporated herein by reference to the Form SB-2 filed on May 14, 2001).
4.1

Form of Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock, $0.001 par value per share (incorporated herein by reference to the Current Report on Form 8-K filed on November 14, 2011).

4.2

Form of Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Preferred Stock, $0.001 par value per share (incorporated herein by reference to the Current Report on Form 8-K filed on November 14, 2011).

4.3

Form of Senior Convertible Debenture entered into by the Company and Park Slope, LLC. dated November 3, 2011 (incorporated herein by reference to the Current Report on Form 8-K filed on November 14, 2011).

4.4	Form of Warrant issued November 3, 2011 (incorporated herein by reference to the Current Report on Form 8-K filed on November 14, 2011).

4.5

Form of Separation and Release Agreement issued by the Company on November 3, 2011, in favor of Joseph C. Passalaqua (incorporated herein by reference to the Current Report on Form 8-K filed on November 14, 2011).

10.1	Form of Subscription Agreement

10.2	Form of Restricted Stock Agreement

31.1	Rule 13a-14(a)/15d-14(a) certification of Peter Vasko

31.2	Rule 13a-14(a)/15d-14(a) certification of Zoltan Budy

32.1	Certification pursuant to 18 USC, section 1350 of Peter Vasko

32.2	Certification pursuant to 18 USC, section 1350 of Zoltan Budy

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGLUE, INC.

Dated: March 20, 2012	By:	/s/ Peter Vasko
Chief Executive Officer
(Principal Executive Officer)

Dated: March 20, 2012	By:	/s/ Zoltan Budy
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Vasko	Chief Executive Officer and Director	March 20, 2012
Peter Vasko

/s/ Zoltan Budy	Chief Financial Officer	March 20, 2012
Zoltan Budy

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND

DECEMBER 31, 2010

IN ACCORDANCE WITH THE ACCOUNTING PRINCIPLES

GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2011	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011 and 2010	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2011	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-6
Notes to Consolidated Financial Statements	F-7 to F-19

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

iGlue, Inc. (Hardwired Interactive, Inc.)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of iGlue, Inc. (formerly Hardwired Interactive, Inc.), a development stage company, as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (September 19, 2007) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGlue, Inc. (Hardwired Interactive, Inc.) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (September 19, 2007) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 20, 2012

BDO Hungary Audit Ltd.

Registration number: 002387

Ferenc Baumgartner	András Nagy
General Manager	Registered Auditor

Chamber Registration Number: 005718

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Amounts in USD

	Notes	December 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash		$42,477	$45,047
Other receivables	3	26,070	14,815
Total Current Assets		68,547	59,862

Intangible assets, net	4	1,402	2,071
Fixed assets, net	5	5,064	3,948
Total Non-Current Assets		6,466	6,019

Total Assets		75,013	65,881

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	$50,646	$15,676
Note payable	7	750,000	-
Other liabilities	8	17,829	3,595
Total Current Liabilities		818,475	19,271

Stockholders’ Deficit
Common stock, $0.11 par value; 1,375,293 shares issued and outstanding	9	151,282	22,627
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	-
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding		886	-
Capital receivable	9	-	(666)
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9	1,324,240 (2,288,359)	845,540 (895,775)
		67,489	74,884
Total Stockholders’ Deficit		(743,462)	46,610

Total liabilities and stockholders’ deficit		75,013	65,881

March 20, 2012

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Amounts in USD

	Notes	For the period ended December 31, 2011	For the year ended December 31, 2010	For the Period from September 19, 2007 (date of inception) to December 31, 2011

Net Sales		$ -	$ -	$ -

Research and development	10	384,093	307,949	1,106,679
General administration	11	237,752	50,603	382,051

Operating expenses		621,845	358,552	1,488,730
Loss from operations		(621,845)	(358,552)	(1,488,730)
Interest expenses and exchange gains	12	(10,739)	(4,478)	(39,629)

Net loss		(632,584)	(363,030)	$ (1,528,359)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		$(0.46) 1,375,293	$(9,553) 38

March 20, 2012

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Issuance of common stock	$17,306					$17,306
Currency Translation Adjustment					$(200)	(200)	(200)
Net loss for the period			$(47,733)			(47,733)	(47,733)
Balance at December 31, 2007	$17,306	$-	$(47,733)	$-	$(200)	$(30,627)	$(47,933)
Currency Translation Adjustment					24,653	24,653	24,653

Net loss for the period			(231,501)			(231,501)	(231,501)
Balance at December 31, 2008	$17,306	$-	$(279,234)	$-	$24,453	$(237,475)	$(206,848)
Issuance of common stock	$2,643			251,057		$253,700
Currency Translation Adjustment					$(15,742)	(15,742)	(15,742)
Net loss for the period			$(253,511)			(253,511)	(253,511)
Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)

iGlue, Inc.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)
Issuance of common stock	$2,678	(666)		594,483		$596,495
Currency Translation Adjustment					$66,173	66,173	66,173
Net loss for the period			$(363,030)			(363,030)	(363,030)
Balance at December 31, 2010	$22,627	$(666)	$(895,775)	$845,540	$74,884	$46,610	$(296,857)
Recapitalisation under reverse merger	$130,541			$(130,541)		-
Payment of advance on stock issue		$666		$609,241		609,907
Issue of convertible note for reverse merger (see Note 7)			(760,000)			(760,000)
Currency Translation Adjustment					$(7,395)	(7,395)	(7,395)
Net loss for the period			$(632,584)			$(632,584)	$(632,584)
Balance at December 31, 2011	$153,168	-	$(2,288,359)	$1,324,240	$67,489	(743,462)	$(639,979)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended December 31, 2011	For the year ended December 31, 2010	Cumulative from September 19, 2007 (date of inception) to December 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(632,584)	$(363,030)	$(1,528,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	14,301	-	14,301
Depreciation and amortization	3,717	12,037	46,061
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	(11,255)	(4,072)	(26,070)
(Decrease) Increase in accounts payable other and accrued liabilities	24,903	(7,817)	44,174

Net cash used in operating activities	(600,918)	(362,882)	(1,449,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(4,164)	(9,096)	(52,527)
Net cash used in investing activities	(4,164)	(9,096)	(52,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	609,907	317,259	1,477,408
Net cash from financing activities	609,907	317,259	1,477,408

Effect of exchange rate changes on cash	(7,395)	66,173	67,489

Net (decrease) increase in cash	(2,570)	11,454	42,477

Cash at beginning of period	45,047	33,593	-

Cash at end of period	$42,477	$45,047	$42,477

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-	28,908
Taxes	-	-	-

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 1 -

GENERAL INFORMATION

In4 Ltd. was incorporated in Budapest, Hungary on September 19, 2007, with the objective to develop Web 3.0 internet technologies based on natural language processing and semantic analysis The company is located at 1078 Budapest, Marek Jozsef street 35, and at 1011 Budapest, Bem rakpart 26., Hungary. The Company is owned by 3 private individuals and by Power of the Dreams Ventures, Inc.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2011. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date.

Since inception through December 31, 2011, the Company had an accumulated deficit of $2,288,359 and net cash used in operations of $1,449,893. However, management of the Company believes that the future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

Reverse merger

On November 3, 2011, the Company entered into a securities exchange agreement with Park Slope, LLC (the “Hardwired Majority Shareholder”), In4, Ltd., and all of the shareholders of In4 Ltd. On November 11, 2011, pursuant to the terms of the Exchange Agreement, the In4 Ltd shareholders transferred and contributed all of their shares to the Company, resulting in an acquisition of all of the outstanding In4 Ltd shares. In return, the Company issued to the In4 Ltd. shareholders, their designees or assigns, an aggregate of 1,000,000 shares of Series A convertible preferred stock, par value $0.001 per share of the Company (the “Series A Preferred Stock”), and 886,000 shares of Series B convertible preferred stock, par value $0.001 per share of the Company (the “Series B Preferred Stock”, and together with the Series A Preferred Stock the “Hardwired Exchange Shares”). The foregoing issuances of the Hardwired Exchange Shares to the In4 Ltd shareholders, their designees or assigns, constituted 100% of the issued and outstanding preferred stock of In4 Ltd. as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

Following the acquisition the former stockholders of In4 Ltd. owned a majority of the issued and outstanding common stock of iGlue, Inc. and the management of In4 Ltd. controlled the Board of Directors of iGlue, Inc. and its wholly-owned Hungarian subsidiary In4 Ltd.. Therefore the acquisition has been accounted for as a reverse merger (the “Reverse Merger”) with In4 Ltd. as the accounting acquirer of iGlue. The Company has changed its prior name of Hardwired Inc. to iGlue, Inc. The accompanying consolidated financial statements of the Company reflect the historical results of In4 Ltd., and the consolidated results of operations of iGlue, Inc. subsequent to the acquisition date. In connection with the Exchange Agreement, iGlue, Inc. adopted the fiscal year end of In4 Ltd. as December 31.

All reference to shares and per share amounts in the accompanying consolidated financial statements have been restated to reflect the aforementioned shares exchange.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Reverse stock split

On January 15, 2012 the Company performed a reverse stock split of 1:110, merging every 110 share to 1 resulting in a reduction of the issued and outstanding number shares from 151,282,223 to 1,375,293, with corresponding increase of par values from $0.001 to $0.11. All reference to shares and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the aforementioned reverse stock split.

Business

Through In4, the Company aims to build the world’s largest semantic micro-search and content organizer (curation) company based around our Award Winning iGlue software. The Company considers iGlue to be one of the first and major Web 3.0 initiatives currently under development

The Company’s focus is to utilize iGlue’s natural language processing and semantic micro-search capabilities to bring value added content to words on web pages. Rather than doing a search to find more information on a given topic (word) the software brings value added multimedia information as presented in a pop-up window. Images, videos, text, geographic locations, tweets, links, etc. The Company’s strategy is to deploy iGlue across the internet as a standalone, free consumer facing product, and at the same time provide value added corporate versions based around a subscription based business model and advertising revenue sharing.

The Company intends to provide iGlue in the following versions:

•

free, consumer facing plug-in version;

•

value added semantic advertising platform;

•

corporate version with semantic advertising and recommendation engine built in;

The Company expects to be world leaders in semantic technology, by having iGlue to be a unique ‘system’ of several interwoven computational principles the end result of which is the world’s best Web 3.0 technology.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended December 31, 2011, December 31, 2010 and for the period from September 19, 2007 (date of inception) to December 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted in preparation of the financial statements are set out below.

Use of Estimates:

The preparation of the financial statements in conformity with (US) GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those based upon management’s judgments, estimates and assumptions. Critical accounting policies requiring the use of estimates are depreciation and amortization and share-based payments

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Revenue Recognition:

Sales are recognized when there is evidence of a sales agreement, the delivery of the goods or services has occurred, the sales price is fixed or determinable and collectability is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Sales are measured based on the net amount billed to a customer. Generally there are no formal customer acceptance requirements or further obligations.  Customers do not have a general right of return on products shipped therefore no provisions are made for return.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are stated at historical value, which approximates fair value. The Company does not require collateral for accounts receivable. Accounts receivable are reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is determined by considering factors such as length of time accounts are past due, historical experience of write offs, and customers’ financial condition.

Inventories:

Inventories are stated at the lower of cost, determined based on weighted average cost or market. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Fixed assets:

Fixed assets are stated at cost or fair value for impaired assets. Depreciation and amortization is computed principally by the straight-line method. Asset amortization charges are recorded for long lived assets. In the related periods, no asset impairment charges were accounted for.

Depreciation is recorded commencing the date the assets are placed in service and is calculated using the straight line basis over their estimated useful lives.

The estimated useful lives of the various classes of long-lived assets are approximately 3-7 years.

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the state or by pension funds, therefore no pensions and other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2011, the Company had no warranty obligations in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Research and development:

In accordance with ASC 730-10-25 “Accounting for Research and Development Costs,” all research and development (“R&D”) costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Income taxes:

The Company accounts for income taxes in accordance with ASC 740-10-25, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at December 31, 2011 is $67,489.

Translation of Foreign Currencies:

The U.S. dollar is the functional currency for all of the Company’s businesses, except its operations in Hungary. Foreign currency denominated assets and liabilities for this unit is translated into U.S. dollars based on exchange rates prevailing at the end of each period presented, and revenues and expenses are translated at average exchange rates during the period presented. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of equity, under other comprehensive income.

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended December 31, 2011 and December 31, 2010, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended December 31, 2011 and December 31, 2010, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Business Segment:

ASC 280-10-45, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under ASC 280-10-45, there are no operating segments since substantially all business operations, assets and liabilities are in Hungarian geographic segment.

Recent Accounting Pronouncements:

In September 2011, the FASB issued Accounting Standards Update 2011-08 Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.

In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

In May 2011, the FASB issued Accounting Standards Update 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The provisions of ASU 2010-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Update No. 2010-13 “The Effects of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades ” (“2010-13”). The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

In February 2010, the FASB issued Update No. 2010-09 “Subsequent Events” (“2010-09”). The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. All of the amendments in this Update are effective immediately.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance with effect from January 1, 2010 without material impact on its financial statements.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 3 -

OTHER RECEIVABLES

	December 31, 2011	December 31, 2010

Taxes receivable	23,977	$12,613
Deposit given	1,915	2,202
Other	178	-

Total	26,070	$14,815

NOTE 4 -

INTANGIBLE ASSETS

Intangibles consisted of the followings at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Rights and software	$11,659	$13,519
Total	11,659	13,519
Less: Accumulated amortization	(10,257)	(11,448)
Net intangibles	1,402	2,071

NOTE 5 -

FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Computers and office equipments	$33,771	$34,524
Total	33,771	34,524
Less: Accumulated depreciation	(28,707)	(30,576)
Net property and equipment	5,064	3,948

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 6 -

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2011	December 31, 2010

Accounts payable	$25,862	$2,783
Accrued expenses	24,784	12,893
Total	50,646	$15,676

NOTE 7 -

NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2012. The accrued loan interest amounts to $14,301 at December 31, 2012.

As such note payable was issued immediately prior to the reverse merger, such issuance was recorded as additional compensation by the Company prior to the reverse merger. Accordingly, such compensation is reflected in the accompanying consolidated balance sheet as the accumulated deficit of the Company, and will not be reflected in the Statement of operations, as such compensation expense was structured as an expense prior to the recapitalization.

At any time between the original issue date and the maturity date (December 31, 2012) unless previously repaid by the Company, this Debenture shall be convertible into shares of common stock of the Company, par value $0.001 per share, at the option of the holder, in whole or in part. The holder shall effect conversions by delivering to the Company the form of Notice of Conversion specifying therein the amount of the loan plus interest to be converted. The date which the Company receives the Notice of Conversion shall be the conversion date.

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the Notice of Conversion to the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 8 -

OTHER LIABILITIES

	December 31, 2011	December 31, 2010

Liabilities to employees	2,869	3,398
Accrued loan interest	14,301	-
Other	659	197
Total	$17,829	$3,595

During 2008 and 2009 the Company received loans from one of the beneficiary owners, Power of the Dreams Ventures, Inc. In 2010, the owner decided to convert the loan into equity with the related interest accrual.

NOTE 9 -  STOCKHOLDERS’ EQUITY

On May 17, 2009 In4 Ltd. received an investment of $550,000 dollars from one accredited, unaffiliated Hungarian investor. As part of the investment agreement In4 Ltd. stipulated an equity buyback option. This option states that the company has an option to repurchases from the investor 4% equity for HUF 132,000,000, which option expires on August 12, 2011. As all parties involved have elected to take the company public this agreement is no longer in effect and in fact has expired on August 12, 2011.

The Company has three common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00 and $9.00 per share, respectively. Each warrant entitles the holder to purchase from the Company up to 1,000,000 warrant shares. As of December 31, 2011, the Company has three Warrants outstanding that are exercisable for an aggregate of up to 3,000,000 shares of its common stock.

As of March 20, 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Chief Executive Officer and sole director, Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

On January 15, 2012 the Company performed a reverse stock split detailed in Note 1 above.

Additional paid in capital related to private placements made by non affiliated individuals in exchange for subsequent registration subject to the reverse stock split. The placements were made in cash and accounted for as an advance.

The description of the Series A Preferred Stock does not purport to be complete and is qualified by reference to the full text of Exhibit 4.1 to the Form 8-K filed on November 14, 2011.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 10 -

RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended December 31, 2011	For the period ended December 31, 2010

Material expenses	$-	$2,394
Server hosting	51,010	18,114
Translations	10,496	14,117
Software development	206,005	208,032
Payroll expenses	108,737	65,292
Other	7,845	-
Total	$384,093	$307,949

NOTE 11 -

GENERAL AND ADMINISTRATION

	For the period ended December 31, 2011	For the period ended December 31, 2010

Material expenses	$4,843	$5,951
Personal expenses	-	3,050
Cost of services	229,130	29,404
Depreciation and amortization	3,717	12,037
Other expenses	62	161

Total	$237,752	$50,603

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 12 -

FINANCIAL EXPENSES AND GAINS, NET

	For the period ended December 31, 2011	For the period ended December 31, 2010

Interest expense	14,301	$4,455
Interest income	(55)	(52)
Exchange gains, net	(3,507)	75
Total	$10,739	$4,478

NOTE 13 -

SUBSEQUENT EVENTS

On February 10, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 423,490 shares of its common stock at $1.00 per share to a total of three (3) unaffiliated individuals for aggregate proceeds of $423,490. On the same date the Company also entered into a Registration Rights Agreement, pursuant to which it agreed that as soon as practicable from the Offering Termination Date, as defined in the Registration Rights Agreement, it would file a registration statement with the SEC covering the resale of the shares of the Company’s common stock that are issuable pursuant to this private placement.

On January 30, 2012, the Company entered into a restricted stock agreement with Mr. Zoltan Budy, Chief Financial Officer of the Company. As part of the agreement Mr. Budy was granted 200,000 shares of restricted common stock, of which 100,000 shares vested immediately with the rest vesting in equal installments of 25,000 shares at the end of each finished quarter, commencing with the quarter ending on March 31, 2012 and ending on December 31, 2012, or until such date, if it is prior to December 31, 2012, as long as Mr. Budy is employed by the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 13 -

SUBSEQUENT EVENTS - Continued

On February 21, 2012, the Company entered into a restricted stock agreement with Adam Meszaros, Lead Programmer of the Company. As part of the agreement Mr. Meszaros was granted 135,000 shares of restricted common stock, of which 15,000 shares vested immediately with the rest vesting in equal installments of 15,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Meszaros is employed by the Company.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Peter Garas, Lead Server Side Programmer at the Company. As part of the agreement Mr. Garas was granted 54,000 shares of restricted common stock, of which 6,000 shares vested immediately with the rest vesting in equal installments of 6,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Garas is employed by the Company.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Janka Barkoczi, Office Manager at the Company. As part of the agreement Ms. Barkoczi was granted 27,000 shares of restricted common stock, of which 3,000 shares vested immediately with the rest vesting in equal installments of 3,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Ms. Barkoczi is employed by the Company.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Eszter Ripka, Arts Director at the Company. As part of the agreement Ms. Ripka was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Ms. Ripka is employed by the Company.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Csaba Toth, Arts Director at the Company. As part of the agreement Mr. Toth was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Toth is employed by the Company.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Gergely Nyikos, Designer at the Company. As part of the agreement Mr. Nyikos was granted 18,000 shares of restricted common stock, of which 2,000 shares vested immediately with the rest vesting in equal installments of 2,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, as long as Mr. Nyikos is employed by the Company.

Also on February 21, 2012, the Company entered into a restricted stock agreement with Zoltan Annus, Project Manager at the Company. As part of the agreement Mr. Annus was granted 60,000 shares of restricted common stock, of which 6,000 shares shall vest on March 31, 2012, with the rest vesting in equal installments of 6,000 shares per each closed quarter, ending on December 31, 2013 or until such date, if it is prior to June 30, 2014, as long as Mr. Annus is employed by the Company.