Form 10-Q
period 2012-03-31
iGlue, Inc.
filed 2012-05-21
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54562

IGLUE, INC.

(Exact name of registrant as specified in its charter)

Nevada	731602395
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Soroksari ut 94-96

1095 Budapest, Hungary

 (Address of principal executive offices)

+36-1-786-9783

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 21, 2012, there were 10,787,078 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

Amounts in USD	Notes	March 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash		$13,175	$42,477
Other receivables	3	2,076	26,070
Total Current Assets		15,251	68,547

Intangible assets, net	4	1,519	1,402
Fixed assets, net	5	4,979	5,064
Total Non-Current Assets		6,498	6,466

Total Assets		21,749	75,013

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	$59,559	$50,646
Note payable	7	750,000	750,000
Other liabilities	8	59,268	17,829
Total Current Liabilities		868,827	818,475

Stockholders’ Deficit
Common stock, $0.11 par value; 11,200,034 and 1,375,293 shares issued and outstanding	9	1,232,004	151,282
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 0 and 886,000 Series B issued and outstanding		-	886
Additional Paid In Capital	9	3,649,655	1,324,240
Unearned Compensation		(2,330,000)	-
Deficit accumulated during development stage		(3,464,280)	(2,288,359)
Other Comprehensive Income		64,543	67,489

Total Stockholders’ Deficit		(847,078)	(743,462)

Total liabilities and stockholders’ deficit		21,749	75,013

The accompanying notes form an integral part of these interim consolidated financial statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Amounts in USD

	Notes	For the three months ended March 31, 2012	For the three months ended March 31, 2011	For the Period from September 8, 2000 (date of inception) to March 31, 2012

Net Sales		$ -	$ -	$ -

Research and development	10	553,555	111,509	1,660,234
General administration	11	599,837	25,029	981,888

Operating expenses		1,153,392	136,538	2,642,122
Loss from operations		(1,153,392)	(136,538)	(2,642,122)
Loss from operations
Interest expenses and exchange gains	12	(22,529)	(53)	(62,158)
Net loss		(1,175,921)	(136,591)	(2,704,280)
Other comprehensive income		(2,946)	1,736	64,543
Total comprehensive loss		(1,178,867)	(134,855)	(2,639,737)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		(0.11) 10.239.737	(3,331) 41

The accompanying notes form an integral part of these interim consolidated financial statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Issuance of common stock	$17,306					$17,306
Currency Translation Adjustment					$(200)	(200)	(200)
Net loss for the period			$(47,733)			(47,733)	(47,733)
Balance at December 31, 2007	$17,306	$-	$(47,733)	$-	$(200)	$(30,627)	$(47,933)
Currency Translation Adjustment					24,653	24,653	24,653

Net loss for the period			(231,501)			(231,501)	(231,501)
Balance at December 31, 2008	$17,306	$-	$(279,234)	$-	$24,453	$(237,475)	$(206,848)
Issuance of common stock	$2,643			251,057		$253,700
Currency Translation Adjustment					$(15,742)	(15,742)	(15,742)
Net loss for the period			$(253,511)			(253,511)	(253,511)
Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)
Issuance of common stock	$2,678	(666)		594,483		$596,495
Currency Translation Adjustment					$66,173	66,173	66,173
Net loss for the period			$(363,030)			(363,030)	(363,030)
Balance at December 31, 2010	$22,627	$(666)	$(895,775)	$845,540	$74,884	$46,610	$(296,857)
Recapitalization under reverse merger	$128,655			$(128,655)		-
Preferred stock series A	$1,000			$(1,000)
Preferred stock series B	$886			$(886)
Payment of advance on stock issue		$666		$609,241		609,907
Issue of convertible note for reverse merger (see Note 7)			(760,000)			(760,000)
Currency Translation Adjustment					$(7,395)	(7,395)	(7,395)
Net loss for the period			$(632,584)			$(632,584)	$(632,584)
Balance at December 31, 2011	$153,168	-	$(2,288,359)	$1,324,240	$67,489	(743,462)	$(639,979)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2011	$153,168	-	$(2,288,359)	$1,324,240	$-	$67,489	(743,462)	$(639,979)

Private placement of shares at $1 per share	3,218			26,033			29,251
Share based payment at $8 per share	34,320			2,461,680	(2,496,000)		-
Share based payment at $4 per share	22,000			858,000	(880,000)		-
Issue of shares for advance payments	46,584			(46,584)			-
Stock split	973,714			(973,714)			-
Amortization of share based compensation					1,046,000		1,046,000
Net loss for the period			(1,175,921)				(1,175,921)	(1,175,921)
Currency Translation Adjustment						(2,946)	(2,946)	(2,946)

Balance at March 31, 2012	$1,233,004	-	$(3,464,280)	$3,649,655	(2,330,000)	$64,543	(847,078)	$(1,178,867)

The accompanying notes form an integral part of these interim consolidated financial statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the period ended March 31, 2012	For the period ended March 31, 2011	Cumulative from September 8, 2000 (date of inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,175,921)	(136,591)	(2,704,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	22,439	-	36,740
Stock based payments	1,046,000	-	1,046,000
Depreciation and amortization	869	897	46,930

Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	23,994	145	(2,076)
(Decrease) Increase in accounts payable other and accrued liabilities	27,913	32,145	82,087

Net cash used in operating activities	(54,706)	(103,404)	(1,494,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(901)	(605)	(53,428)
Net cash used in investing activities	(901)	(605)	(53,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	29,251	143,457	1,506,659
Net cash from financing activities	29,251	143,457	1,506,659

Effect of exchange rate changes on cash	(2,946)	1,736	54,543

Net (decrease) increase in cash	(29,302)	41,184	13,175

Cash at beginning of period	42,477	45,047	-

Cash at end of period	$13,175	$86,231	$13,175

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-

The accompanying notes form an integral part of these interim consolidated financial statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION

In4 Ltd. was incorporated in Budapest, Hungary on September 19, 2007, with the objective to develop Web 3.0 internet technologies based on natural language processing and semantic analysis The company is located at Soroksar: ut 94-96, 1095 Budapest, Hungary. In4, Ltd. is a wholly owned subsidiary of iGlue, Inc., a Nevada corporation.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2012. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date.

Since inception through March 31, 2012, the Company had an accumulated deficit of $3,464,280 and net cash used in operations of $1,494,599. However, management of the Company believes that the future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

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

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All reference to shares and per share amounts in the accompanying interim consolidated financial statements have been restated to reflect the aforementioned shares exchange.

NOTE 1 - GENERAL INFORMATION (Continued)

Reverse stock split

On January 15, 2012 the Company performed a reverse stock split of 1:110, merging every 110 share to 1 resulting in a reduction of the issued and outstanding number shares from 151,282,223 to 1,375,293, with corresponding increase of par values from $0.001 to $0.11. All reference to shares and per share amounts in the accompanying interim consolidated financial statements have been retroactively restated to reflect the aforementioned reverse stock split. At the same time, 886,000 number of shares from Series B shares was converted into common shares at 1:10.

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

Basis of presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended March 31, 2012, March 31, 2011 and for the period from September 8, 2000 (date of inception) to March 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted in preparation of the financial statements are set out below.

Use of Estimates:

The preparation of the financial statements in conformity with (US) GAAP requires management to make estimates, judgments and assumptions that affect amounts reported herein. Management believes that such estimates, judgments and assumptions are reasonable and appropriate. However, due to the inherent uncertainty involved, actual results may differ from those based upon management’s judgments, estimates and assumptions. Critical accounting policies requiring the use of estimates are depreciation and amortization and share-based payments.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March31, 2012, the Company had no warranty obligations in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at March 31, 2012 is $64,543.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended March 31, 2012 and March 31, 2011, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2012 and March 31, 2011, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements:

In September 2011, the FASB issued Accounting Standards Update 2011-08 Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on Company’s financial position, results of operations or cash flows.

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

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - OTHER RECEIVABLES

	March 31, 2012	December 31, 2011

Taxes receivable	161	23,977
Deposit given	1,915	1,915
Other	-	178

Total	2,076	26,070

NOTE 4 - INTANGIBLE ASSETS

	March 31, 2012	December 31, 2011

Rights and software	$12,645	$11,659
Total	12,645	11,659
Less: Accumulated amortization	(11,126)	(10,257)
Net intangibles	1,519	1,402

NOTE 5 - FIXED ASSETS

	March 31, 2012	December 31, 2011

Computers and office equipments	$34,517	$33,771
Total	34,517	33,771
Less: Accumulated depreciation	(29,538)	(28,707)
Net property and equipment	4,979	5,064

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2012	December 31, 2011

Accounts payable	$5,787	$25,862
Accrued expenses	53,772	24,784
Total	59,559	50,646

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2012. The accrued loan interest amounts to $36,740 and $14,301 at March 31, 2012 and December 31, 2011, respectively.

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

At any time between the original issue date and the maturity date (December 31, 2012) unless previously repaid by the Company, this Debenture shall be convertible into shares of common stock of the Company, par value $0.11 per share, at the option of the holder, in whole or in part. The holder shall effect conversions by delivering to the Company the form of Notice of Conversion specifying therein the amount of the loan plus interest to be converted. The date which the Company receives the Notice of Conversion shall be the conversion date.

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the Notice of Conversion to the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - OTHER LIABILITIES

	March 31, 2012	December 31, 2011

Liabilities to employees	5,399	2,869
Accrued loan interest	36,740	14,301
Other	17,129	659
Total	$59,268	$17,829

During 2008 and 2009 the Company received loans from one of the beneficiary owners, Power of the Dreams Ventures, Inc. In 2010, the owner decided to convert the loan into equity with the related interest accrual.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -  STOCKHOLDERS’ EQUITY

Private placements

On February 10, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,167 shares of its common stock at $1 per share to one unaffiliated private investor for aggregate proceeds of $104,167.

On February 10, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 91,138 shares of its common stock at $1 per share to one unaffiliated private investor for aggregate proceeds of $91,138.

On February 10, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 43,000 shares of its common stock at $1 per share to one unaffiliated private investor for aggregate proceeds of $43,000.

On February 10, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 185,185 shares of its common stock at $1 per share to one unaffiliated private investor for aggregate proceeds of $185,185.

The proceeds of shares have been settled in advance in 2011.

During March 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 29,251 shares of its common stock at $1 per share to two unaffiliated private investors for aggregate proceeds of $29,251.

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

Stock based compensations

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

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -  STOCKHOLDERS’ EQUITY (Continued)

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

Also on February 21, 2012, the Company entered into a restricted stock agreement with Zoltan Annus, Project Manager at the Company. As part of the agreement Mr. Annus was granted 60,000 shares of restricted common stock, of which 6,000 shares vesting in equal installments per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on June 30, 2014 or until such date, if it is prior to June 30, 2014, as long as Mr. Annus is employed by the Company.

On January 30, 2012, the Company entered into a restricted stock agreement with Zoltán Budy, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Mr. Budy was granted 200,000 shares of the Company’s restricted common stock of which 100,000 shares will vest upon signature and 25,000 shares will vest quarterly, at the end of each quarter up to December 31, 2012, so long as Mr. Budy is employed by the Company.

As consideration for the above services, the Company issued an aggregate of 512,000 shares of the Company’s common stock. These share issuances were recorded at $8 and $4 per share in the total amount of $3,376,000 in accordance with measurement date principles prescribed under FAS 123 (R).

Warrants

The Company has three common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00 and $9.00 per share, respectively. Each warrant entitles the holder to purchase from the Company up to 1,000,000 warrant shares. As of March 31, 2012 the Company has three Warrants outstanding that are exercisable for an aggregate of up to 3,000,000 shares of its common stock.

As of March 31, 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Chief Executive Officer and sole director, Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -  STOCKHOLDERS’ EQUITY (Continued)

Stock split

On January 15, 2012 the Company performed a reverse stock split detailed in Note 1 above.

Additional paid in capital related to private placements made by non affiliated individuals in exchange for subsequent registration subject to the reverse stock split. The placements were made in cash and accounted for as an advance in 2011. The shares were issued in 2012 after the stock split..

The description of the Series A Preferred Stock does not purport to be complete and is qualified by reference to the full text of Exhibit 4.1 to the Form 8-K filed on November 14, 2011.

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended March 31, 2012	For the period ended March 31, 2011

Material expenses	$-	$-
Server hosting	-	15,309
Translations	-	3,196
Software development	45,763	62,007
Payroll expenses	507,792	26,850
Other	-	4,147
Total	$553,555	$111,509

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended March 31, 2012	For the period ended March 31, 2011

Material expenses	$1,035	$1,220
Personal expenses	574,000	-
Cost of services	23,933	22,918
Depreciation and amortization	869	897
Other expenses	-	(6)
Total	$599,837	$25,029

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended March 31, 2012	For the period ended March 31, 2011

Interest expense	22,439	$-
Interest income	-	(5)
Exchange losses (gains), net	90	58
Total	$(22,529)	$(53)

NOTE 13 - SUBSEQUENT EVENTS

On April 1, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 22,624 shares of its common stock at $1 per share to an unaffiliated private investor for aggregate proceeds of $22,624.

On April 4, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 11,312 shares of its common stock at $2 per share to an unaffiliated private investor for aggregate proceeds of $22,624.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

Our Company has developed an internet semantic search and content organizer application called iGlue. iGlue makes sense of search results based on context by using automatic annotation of web pages with the entities present in iGlue’s proprietary semantic database. iGlue extracts information from the annotated page and stores it, thereby automatically expanding the iGlue database.

iGlue functions by determining the specific meaning a given phrase uses. For example, “Smith” may refer to a profession or a given name, “JFK” may mean the president, the airport, or the space center. iGlue works by disambiguating between these different connotations and assigning the correct meaning to the word automatically. The iGlue system then displays relevant information such as facts, pictures, videos, geographic locations, related links, products, and advertisements about the word or entity within an appealing compact pop up window containing multimedia enhancements.

As of March 31, 2012, the Company has completed development of iGlue and has released its first version to the general public. We are now focusing on international expansion and growth of our product.

Our plan of operations over the next 12 months is to initiate our international marketing plan to raise user awareness of iGlue, thereby increasing our active registered user base. Our goal is to reach one million active users within the next twelve months, including the creation of at least one hundred million annotations in the iGlue system. Our focus is to monetize our technology through the placement of highly targeted, semantically linked advertisements. iGlue represents a shift in online advertising whereby every single word on any website can become an advertising junction point. As we build our active user base we believe we can attract a substantial number of advertisers to monetize on our technology. Initially, our goal is to expand our listing to the Over the Counter Bulletin Board (“OTCBB”) to provide a more controlled trading environment. Once we begin trading on the OTCBB and achieve our user base goal, we plan to migrate to a more senior exchange. Additionally, we plan to close a secondary offering of our common stock in order to raise a minimum of fifteen million dollars to provide for business operations, marketing and expansion for the next two years.

We currently have no commitments for financing, but we believe that our technology is strong enough to allow us to raise funding as we execute our marketing, user base growth and monetization plan.

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,		November 8, 2000 (inception) through March 31,
	2012	2011	2012
Net sales	$0	0	0
Gross profit	$0	0	0
General and administrative expenses	$599,837	25,029	981,888
Loss from operations	$(1,153,392)	(136,538)	(2,642,122)
Interest Expenses and Exchange Gains	$(22,529)	(53)	(62,158)
Net loss	$(1,175,921)	(136,591)	(2,704,280)

Revenue

For the three months ended March 31, 2012 and 2011, the Company had no revenues.

Research and development

For the three months ended March 31, 2012 research and development expenses were $553,555 as compared to $111,509 for the three months ended March 31, 2011. The increase of $442,046 in research and development expenses is attributable to the stock based payments made to software development specialists engaged in the project.

General, selling and administrative expenses

For the three months ended March 31, 2012 general, selling and administrative expenses were $599,837 as compared to $25,029 for the three months ended March 31, 2011. The increase in general, selling and administrative expenses is attributable to the stock based payment to employees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Current Assets	$21,749	$75,013
Current Liabilities	$868,827	$818,845
Working Capital Deficit	$(847,078)	$(743,832)

At March 31, 2012 we had a working capital deficit of $(847,078), as compared to a working capital deficit of $(743,832), at December 31, 2011, an increase of $103,246. The increase is primarily related to an increase in research and development and product launch expenses.

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Loss from operations for the three months ended March 31, 2012 and 2011 was $(1,153,392) and $(136,538), respectively. The net loss for the three months ended March 31, 2012 and 2011 was $(1,175,921) and $(136,591), respectively. Cash used in operating activities for the three months ended March 31, 2012 and 2011 was primarily for legal and professional fees.

Net cash obtained through all financing activities for the three months ended March 31, 2012 and 2011, was $29,251 and $143,457, respectively. Cash obtained through financing activities for the three months ended March 31, 2012 and 2011 consisted of net proceeds from private placements to the company.

On the Company’s Annual Report on Form 10-K, filed on March 20, 2012, our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The Company expects its current resources to be insufficient for a period of approximately 12 months unless additional financing is received. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made.  Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 20, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 10, 2012, the Company completed the first round of its private placement offering. At the closing, the Company issued and sold an aggregate of 423,490 shares to 3 accredited investors at a purchase price of $1.00 per share receiving proceeds of $423,490. The Company intends to use the proceeds of the private placement for general corporate purposes, including general and administrative expenses. The closing occurred following the satisfaction of customary closing conditions. The issuance of such securities was exempt from registration pursuant to the Securities Act of 1933 and Regulation S promulgated thereunder.

The subscription agreement contains representations and warranties that the parties made to, and solely for the benefit of, the other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The provisions of the subscription agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreements, and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to those documents and their agreements.

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

The foregoing securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Regulation S of the Securities Act. The securities were exempt from registration under Regulation S because the offer or sale occurred in an “offshore transaction.” This means that (i) the seller reasonably believed that the buyer was offshore at the time of the offer or sale, or (ii) the transaction occurred on certain “designated offshore securities markets,” which included each of the Canadian stock exchanges participating in the Committee, and the transaction was not pre-arranged with a buyer in the United States. Additionally, no “directed selling efforts” were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. These activities consisted of efforts reasonably expected to condition the U.S. market for the securities. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Regulation S of the Securities Act.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Nevada on January 17, 2012 incorporated herein by reference to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 20, 2012

10.1	Form of Restricted Stock Agreement incorporated herein by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2012
10.2	Form of Subscription Agreement incorporated herein by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2012

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGLUE, INC.
(Registrant)

Dated: May 21, 2012
	By:	/s/ Peter Vasko
		Name:	Peter Vasko
		Title:	Principal Executive Officer

Dated: May 21, 2012
	By:	/s/ Zoltan Budy
		Name:	Zoltan Budy
		Title:	Principal Financial Officer and Chief Accounting Officer