Form 10-Q
period 2012-06-30
iGlue, Inc.
filed 2012-08-16
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

+36-1-456-6061

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

As of August 16, 2012, there were 11,955,370 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

Amounts in USD		June 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash		$17,719	$42,477
Other receivables	3	24,578	26,070
Total Current Assets		42,297	68,547

Intangible assets, net	4	1,261	1,402
Fixed assets, net	5	3,879	5,064
Total Non-Current Assets		5,140	6,466

Total Assets		47,437	75,013

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	$50,375	$50,646
Note payable	7	750,000	750,000
Other liabilities	8	85,724	17,829
Total Current Liabilities		886,099	818,475

Stockholders’ Deficit
Common stock, $0.11 par value; 11,955,370 and 1,375,293 shares issued and outstanding	9	1,315,091	151,282
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 0 and 886,000 Series B issued and outstanding		-	886
Additional Paid In Capital	9	9,945,966	1,324,240
Unearned Compensation		(3,683,015)	-
Deficit accumulated during development stage		(8,515,939)	(2,288,359)
Other Comprehensive Income		98,235	67,489

Total Stockholders’ Deficit		(838,662)	(743,462)

Total liabilities and stockholders’ deficit		47,437	75,013

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in USD

	Notes	Three months ended June 30, 2012	Three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the Period from September 19, 2007 (date of inception) to June 30, 2012
Net Sales		$ -	$ -	$ -	$ -	$ -

Research and development	10	172,549	113,676	726,104	225,185	1,832,783

General administration	11	4,856,446	5,186	5,456,283	30,215	5,838,334

Operating expenses		5,028,995	118,862	6,182,387	255,400	7,671,117

Loss from operations		(5,028,995)	(118,862)	(6,182,387)	(255,400)	(7,671,117)

Interest expenses and exchange gains	12	(22,664)	4	(45,193)	(49)	(84,822)

Net loss		(5,051,659)	(118,858)	(6,227,580)	(255,449)	(7,755,939)
Other comprehensive income		33,692	33,394	30,746	35,130	64,770

Total comprehensive loss		(5,017,967)	(85,464)	(6,196,834)	(220,319)	(7,657,704)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		$(0.45) 11,350,371	$(2,899) 41	$(0.55) 11,247,148	$(6,230) 41

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Issuance of common stock	$17,306					$17,306
Currency Translation Adjustment					$(200)	(200)	(200)
Net loss for the period			$(47,733)			(47,733)	(47,733)
Balance at December 31, 2007	$17,306	$-	$(47,733)	$-	$(200)	$(30,627)	$(47,933)
Currency Translation Adjustment					24,653	24,653	24,653
Net loss for the period			(231,501)			(231,501)	(231,501)
Balance at December 31, 2008	$17,306	$-	$(279,234)	$-	$24,453	$(237,475)	$(206,848)
Issuance of common stock	$2,643			251,057		$253,700
Currency Translation Adjustment					$(15,742)	(15,742)	(15,742)
Net loss for the period			$(253,511)			(253,511)	(253,511)
Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)
Issuance of common stock	$2,678	(666)		594,483		$596,495
Currency Translation Adjustment					$66,173	66,173	66,173
Net loss for the period			$(363,030)			(363,030)	(363,030)
Balance at December 31, 2010	$22,627	$(666)	$(895,775)	$845,540	$74,884	$46,610	$(296,857)

Recapitalisation under reverse merger	$128,655			$(128,655)		-
Preferred stock series A	$1,000			$(1,000)
Prefered stock series B	$886			$(886)
Payment of advance on stock issue		$666		$609,241		609,907
Issue of convertible note for reverse merger (see Note 7)			(760,000)			(760,000)
Currency Translation Adjustment					$(7,395)	(7,395)	(7,395)
Net loss for the period			$(632,584)			$(632,584)	$(632,584)
Balance at December 31, 2011	$153,168	-	$(2,288,359)	$1,324,240	$67,489	(743,462)	$(639,979)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2011	$153,168	$(2,288,359)	$1,324,240	$-	$67,489	(743,462)	$(639,979)
Private placement of shares at $1 per share	12,790		103,485			116,275
Share based payment at $8 per share	17,380		1,246,620	(1,264,000)		-
Share based payment at $9.25 per share	89,210		7,412,540	(7,501,750)		-
Private placement of shares at $2 per share	1,245		21,379			22,624
Share based payment at $4 per share	22,000		858,000	(880,000)		-
Issue of shares for advance payments	46,584		(46,584)			-
Stock split	973,714		(973,714)			-
Amortization of share based compensation				5,962,735		5,962,735
Net loss for the period		(6,227,580)				(6,227,580)	(6,227,580)
Currency Translation Adjustment					30,746	30,746	30,746

Balance at June 30, 2012	$1,316,091	$(8,515,939)	$9,945,966	(3,683,015)	$98,235	(838,662)	$(6,196,834)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the period ended June 30, 2012	For the period ended June 30, 2011	Cumulative from September 19, 2007 (date of inception) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES	$(6,227,580)	$(255,449)	$(7,755,939)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	44,877	-	59,178
Stock based payments	5,962,735	-	5,962,735
Recapitalisation under reverse merger	-	-	(10,000)
Depreciation and amortization	2,033	1,690	48,094

Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	1,492	(10,690)	(24,578)
(Decrease) Increase in accounts payable other and accrued liabilities	22,747	49,727	76,921

Net cash used in operating activities	(193,696)	(214,722)	(1,643,589)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(707)	(1,673)	(53,234)
Net cash used in investing activities	(707)	(1,673)	(53,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	138,899	183,036	1,616,307
Net cash from financing activities	138,899	183,036	1,616,307

Effect of exchange rate changes on cash	30,746	35,130	98,235

Net (decrease) increase in cash	(24,758)	1,771	17,719

Cash at beginning of period	42,477	45,047	-

Cash at end of period	$17,719	$46,818	$17,719
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION

In4, Ltd. (“In4”) was incorporated in Budapest, Hungary on September 19, 2007, with the objective to develop Web 3.0 internet technologies based on natural language processing and semantic analysis.  In4 is located at 1095 Budapest, Soroksari ut 94-96. In4 is a wholly owned subsidiary of iGlue, Inc, a Nevada Corporation (the “Company”), trading under the ticker symbol IGLU.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception and management anticipates incurring additional losses in 2012. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date.

From inception to June 30, 2012, the Company had an accumulated deficit of $8,515,939 and net cash used in operations of $1,643,589. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.  There can be no guarantee or assurances that the Company will be able to raise additional capital.

Reverse merger

On November 3, 2011, the Company entered into a securities exchange agreement (“the Exchange Agreement”) by and among the Company (formerly known as Hardwired Interactive, Inc.), Park Slope, LLC (the “Hardwired Majority Shareholder”), In4, Ltd., and all of the shareholders of In4, Ltd. (the “In4 Shareholders”).  On November 11, 2011, pursuant to the terms of the Exchange Agreement, the In4 Ltd Shareholders transferred and contributed all of their shares (the “In4 Shares”) to the Company, resulting in the acquisition of all of the outstanding In4 Shares.  In return, the Company issued to the In4 Shareholders, their designees or assigns, an aggregate of 1,000,000 shares of Series A convertible preferred stock, par value $0.001 per share of the Company (the “Series A Preferred Stock”), and 886,000 shares of Series B convertible preferred stock, par value $0.001 per share of the Company (the “Series B Preferred Stock”, and together with the Series A Preferred Stock,  the “Hardwired Exchange Shares”).  The foregoing issuances of the Hardwired Exchange Shares to the In4 Shareholders, their designees or assigns, constituted 100% of the Company’s issued and outstanding preferred stock as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

Following the acquisition, In4 became a wholly owned subsidiary of the Company. Therefore, the acquisition has been accounted for as a reverse merger (the “Reverse Merger”) with In4, as the accounting acquirer of the Company. The Company has changed its prior name of Hardwired Interative, Inc. to iGlue, Inc. The accompanying consolidated financial statements of the Company reflect the historical results of In4 and the consolidated results of operations of the Company. subsequent to the acquisition date.  In connection with the Exchange Agreement, the Company adopted the fiscal year end of In4 as December 31.

All reference to shares and per share amounts in the accompanying interim consolidated financial statements have been restated to reflect the aforementioned shares exchange.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

Reverse stock split

On January 15, 2012, the Company performed a reverse stock split of 1:110, resulting in a reduction of the issued and outstanding number shares from 151,282,223 to 1,375,293, with corresponding increase of par values from $0.001 to $0.11.  All references to shares and per share amounts in the accompanying interim consolidated financial statements have been retroactively restated to reflect the aforementioned reverse stock split. At the same time, 886,000 shares of Series B Preferred stock were converted into common shares at 1:10.

Business

Through In4, the Company aims to build the world’s largest semantic micro-search and content organizer (curation) company based around our award winning iGlue software (“iGlue”).  The Company considers iGlue to be one of the first and major Web 3.0 initiatives currently under development

The Company’s focus is to utilize iGlue’s proprietary natural language processing and semantic micro-search technologies to bring value added content to any word on any webpage.  Rather than doing a search to find more information on a given topic (word), the software brings value added multimedia information as presented in a pop-up window.  Images, videos, text, geographic locations, tweets, products, links, etc. The Company’s strategy is to deploy iGlue across the internet as a standalone, free, consumer facing product, and at the same time provide value added corporate versions based around a subscription based business model and advertising revenue sharing.

The Company intends to provide iGlue in the following versions:

•

free, consumer facing plug-in version;

•

value added semantic advertising platform;

•

corporate version with semantic advertising and recommendation engine built in;

Basis of presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended June 30, 2012 and June 30, 2011, and for the period from September 19, 2007 (date of inception) to June 30, 2012.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition:

Sales are recognized when there is evidence of a sales agreement, the delivery of goods or services has occurred, the sales price is fixed or determinable and collectability is reasonably assured, generally upon shipment of product to customers and transfer of title under standard commercial terms. Sales are measured based on the net amount billed to a customer. Generally, there are no formal customer acceptance requirements or further obligations.  Customers do not have a general right of return on products shipped therefore no provisions are made for return.

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

Fixed assets:

Fixed assets are stated at cost or fair value for impaired assets. Depreciation and amortization are computed principally by the straight-line method. Asset amortization charges are recorded for long lived assets. In the related periods, no asset impairment charges were accounted for.

Depreciation is recorded commencing the date the assets are placed in service and is calculated using the straight line basis over their estimated useful lives.

The estimated useful lives of the various classes of long-lived assets are approximately 3-7 years.

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the state or by pension funds, therefore no pensions or other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2012, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at June 30, 2012, is $98,235.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended June 30, 2012 and June 30, 2011, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2012 and June 30, 2011, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

NOTE 3 - OTHER RECEIVABLES

	June 30, 2012	December 31, 2011

Taxes receivable	19,943	23,977
Deposit given	-	1,915
Other	4,635	178

Total	24,578	26,070

NOTE 4 - INTANGIBLE ASSETS

	June 30, 2012	December 31, 2011

Rights and software	$12,340	$11,659
Total	12,340	11,659
Less: Accumulated amortization	(11,079)	(10,257)
Net intangibles	1,261	1,402

NOTE 5 - FIXED ASSETS

	June 30, 2012	December 31, 2011

Computers and office equipments	$36,397	$33,771
Total	36,397	33,771
Less: Accumulated depreciation	(32,518)	(28,707)
Net property and equipment	3,879	5,064

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2012	December 31, 2011

Accounts payable	$27,880	$25,862
Accrued expenses	22,495	24,784
Total	50,375	50,646

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture in favor of Park Slope, LLC. The debenture must be paid in full by December 31, 2012 (the “Maturity Date”).  The Company must pay interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the Maturity Date.  The accrued loan interest amounts to $59,178 and $14,301 at June 30, 2012 and December 31, 2011, respectively.

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

At any time between the original issue date and the Maturity Date, unless previously repaid by the Company, this debenture shall be convertible into shares of common stock of the Company, par value $0.11 per share, at the option of the holder, in whole or in part. The holder shall effect conversions by delivering to the Company the form of notice of conversion specifying therein the amount of the loan plus interest to be converted. The date which the Company receives the notice of conversion shall be the conversion date.

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the notice of conversion to the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - OTHER LIABILITIES

	June 30, 2012	December 31, 2011

Liabilities to employees	4,698	2,869
Accrued loan interest	59,178	14,301
Other	21,848	659
Total	85,724	$17,829

During the second quarter of 2012, the Company received a $21,848 loan from its Managing Director.

During 2008 and 2009, the Company received loans from one of the beneficiary owners, Power of the Dreams Ventures, Inc.  In 2010, the owner decided to convert the loan into equity with the related interest accrual.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY

Private placements

On June 13, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 21,100 shares of its common stock at $1.00 per share to one unaffiliated private investor for the aggregate amount of $21,100.

On June 11, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 43,300 shares of its common stock at $1.00 per share to one unaffiliated private investor for the aggregate amount of $43,300.

On April 4, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 11,312 shares of its common stock at $2.00 per share to one unaffiliated private investor for the aggregate amount of $22,624.

On April 1, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 22,624 shares of its common stock at $.001 per share to one unaffiliated private investor for the aggregate amount of $22,624.

On February 10, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,167 shares of its common stock at $1.00 per share to one unaffiliated private investor for the aggregate amount of $104,167.

On February 10, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 91,138 shares of its common stock at $1.00 per share to one unaffiliated private investor for the aggregate amount of $91,138.

On February 10, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 43,000 shares of its common stock at $1.00 per share to one unaffiliated private investor for aggregate proceeds of $43,000.

On February 10, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 185,185 shares of its common stock at $1.00 per share to one unaffiliated private investor for the aggregate amount of $185,185.

The proceeds of shares have been settled in advance in 2011.

During March 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 29,251 shares of its common stock at $1.00 per share to two unaffiliated private investors for the aggregate amount of $29,251.

Stock based compensations

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Peter Boros, Chief Executive Officer of the Company.  As part of the agreement Mr. Boros was granted 490,000 shares of restricted common stock, of which 250,000 shares vested immediately with the rest vesting in equal installments of 40,000 shares per each closed quarter, commencing with the first quarter of September 30, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Boros remains employed by the Company.

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Viktor Rozsnyay, interim Director of In4, Ltd, our wholly owned subsidiary.  As part of the agreement Mr. Rozsnyay was granted 150,000 shares of restricted common stock, all of which vested immediately.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Daniel Kun, Jr., an advisor to the Company.  As part of the agreement Mr. Kun was granted 100,000 shares of restricted common stock, all of which vested immediately

On June 1, 2012, the Company entered into a restricted stock agreement with Ms. Stella Kun, Executive Assistant to Mr. Boros and Mr. Rozsnyay. As part of the agreement Ms. Kun was granted 56,000 shares of restricted common stock, of which 8,000 shares vested immediately with the rest vesting in equal installments of 8,000 shares per each closed quarter, commencing with the first quarter of September 30, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Kun remains employed by the Company.

On February 21, 2012, the Company entered into a restricted stock agreement with Adam Meszaros, Lead Programmer of the Company. As part of the agreement Mr. Meszaros was granted 135,000 shares of restricted common stock, of which 15,000 shares vested immediately with the rest vesting in equal installments of 15,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Meszaros remains employed by the Company. On June 11, 2012, Mr. Meszaros submitted his immediate resignation, therefore forfeiting his unvested shares.  Upon his resignation the Company cancelled 105,000 of Mr. Meszaros’ unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Peter Garas, Lead Server Side Programmer at the Company. As part of the agreement Mr. Garas was granted 54,000 shares of restricted common stock, of which 6,000 shares vested immediately with the rest vesting in equal installments of 6,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Garas remains employed by the Company.  On May 31, 2012, Mr. Garas submitted his immediate resignation, therefore forfeiting his unvested shares.  Upon his resignation the Company cancelled 42,000 of Mr. Garas’ unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Janka Barkoczi, Office Manager of the Company.  As part of the agreement Ms. Barkoczi was granted 27,000 shares of restricted common stock, of which 3,000 shares vested immediately with the rest vesting in equal installments of 3,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Barkoczi remains employed by the Company.

On February 21, 2012, the Company entered into a restricted stock agreement with Eszter Ripka, Arts Director of the Company. As part of the agreement Ms. Ripka was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Ripka remains employed by the Company.

On February 21, 2012, the Company entered into a restricted stock agreement with Csaba Toth, Arts Director of the Company.  As part of the agreement Mr. Toth was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Toth remains employed by the Company. On June 20, 2012, Mr. Toth submitted his immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 7,000 of Mr. Toth’ unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Gergely Nyikos, Designer at the Company. As part of the agreement Mr. Nyikos was granted 18,000 shares of restricted common stock, of which 2,000 shares vested immediately with the rest vesting in equal installments of 2,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Nyikos remains employed by the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

On February 21, 2012, the Company entered into a restricted stock agreement with Zoltan Annus, Project Manager of the Company.  As part of the agreement Mr. Annus was granted 60,000 shares of restricted common stock, of which 6,000 shares vesting in equal installments per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on June 30, 2014 or until such date, if it is prior to June 30, 2014, provided Mr. Annus remains employed by the Company.

On January 30, 2012, the Company entered into a restricted stock agreement with Zoltán Budy, who is to serve as the Chief Financial Officer of the Company.  As part of the agreement Mr. Budy was granted 200,000 shares of the Company’s restricted common stock of which 100,000 shares vest upon execution and 25,000 shares vest quarterly up to December 31, 2012, provided Mr. Budy remains employed by the Company.

As consideration for the above services, the Company issued an aggregate of 1,169,000 shares of the Company’s common stock.  These share issuances were recorded at $9.25, $8.00 and $4.00 per share, respectively, in the total amount of $9,645,750 in accordance with measurement date principles prescribed under FAS 123 (R).

In June 2012, the Company entered into an agreement with the company of one director for consulting services. According to the agreement the professional provides consulting services to the Company in 2012. In connection with these services, the Company issued to them 15,000 shares of the Company’s common stock. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $11,735 for the period ended June 30, 2012, respectively and $11,735 for the period from September 19, 2007 (date of inception) to June 30, 2012, in accordance with ASC 505-50 and ASC 718-10.

Warrants

On June 11, 2012, the Company issued a Common Stock Purchase Warrant to PDV Consulting, Kft (“PDV”)  Under the terms of the warrant, PDV can acquire a total of 1,500,000 shares of our common stock at a per share price of $10.00.  The warrant expires on June 12, 2017.

As of June 30, 2012, the Company has four common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. The $5.00, $7.00 and $9.00 warrants entitle the holder to purchase from the Company up to 1,000,000 warrant shares each, while the $10.00 warrant holder can aquire up to 1,500,000 shares.  As of June 30, 2012 the Company has four warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock.

As of June 30, 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Company’s former President Peter Vasko.  Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of common stock for each 200,000 shares of Series A Preferred Stock.  Mr. Vasko is entitled to vote together with the holders of the common stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

Stock split

On January 15, 2012, the Company performed a reverse stock split detailed in Note 1 above.

Additional paid in capital related to private placements made by non affiliated individuals in exchange for subsequent registration subject to the reverse stock split. The placements were made in cash and accounted for as an advance in 2011. The shares were issued in 2012 after the stock split.

The description of the Series A Preferred Stock does not purport to be complete and is qualified by reference to the full text of Exhibit 4.1 to the Form 8-K filed on November 14, 2011.

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended June 30, 2012	For the period ended June 30, 2011

Material expenses	$-	$-
Server hosting	23,133	31,729
Translations	161	6,141
Software development	49,124	123,119
Payroll expenses	627,754	55,916
Other	25,932	8,280
Total	$726,104	$225,185

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended June 30, 2012	For the period ended June 30, 2011

Material expenses	1,613	$2,480
Stock based compensation	5,395,000	-
Cost of services	57,637	26,050
Depreciation and amortization	2,033	1,690
Other expenses	-	(5)

Total	$5,456,283	$30,215

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended June 30, 2012	For the period ended June 30, 2011

Interest expense	$45,159	$-
Interest income	-	(16)
Exchange losses (gains), net	34	65
Total	45,193	$49

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

As of June 30, 2012, the Company has completed development of iGlue and has released its first version to the general public. We are now focusing on international expansion and growth of our product.

Over the next twelve months we plan to implement an international marketing campaign aimed at raising iGlue’s user base, increase our employee numbers for further development work, launch a mobile version of iGlue on the iPad and open a new sales and marketing office in the United States. We intend to launch the administrator interface of our advertising system and increase the size of our semantic database to 500 million entities while adding 4 more languages including Spanish, Russian, German and French.

Results of Operations

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	November 8, 2000 (inception) through June 30, 2012
Net sales	$-	-	-

Gross profit	$-	-	-

General and administrative expenses	$4,856,446	5,186	5,838,334

Loss from operations	$(5,028,995)	(118,862)	(7,671,117)

Interest Expenses and Exchange Gains	$(22,664)	4	(84,822)

Net loss	$(5,051,659)	(118,862)	(7,755,939)

Revenue

For the three months ended June 30, 2012 and 2011, the Company had no revenues.

Research and development

For the three months ended June 30, 2012, research and development expenses were $172,549 as compared to $113,676 for the three months ended June 30, 2011. The increase of $58,873 in research and development expenses is attributable to the stock based payments made to software development specialists engaged in the project.

General, selling and administrative expenses

For the three months ended June 30, 2012, general, selling and administrative expenses were $4,856,446 as compared to $5,186 for the three months ended June 30, 2011. The increase in general, selling and administrative expenses is attributable to the stock based payment to employees.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	November 8, 2000 (inception) through June 30, 2012
Net sales	$-	-	-

Gross profit	$-	-	-

General and administrative expenses	$5,456,283	30,215	5,838,334

Loss from operations	$(6,182,387)	(255,400)	(7,671,117)

Interest Expenses and Exchange Gains	$(45,193)	(49)	(84,822)

Net loss	$6,227,580	(255,449)	(7,755,939)

Revenue

For the six months ended June 30, 2012 and 2011, the Company had no revenues.

Research and development

For the six months ended June 30, 2012, research and development expenses were $726,104 as compared to $225,185 for the six months ended June 30, 2011. The increase of $500,919 in research and development expenses is attributable to the stock based payments made to software development specialists engaged in the project.

General, selling and administrative expenses

For the six months ended June 30, 2012, general, selling and administrative expenses were $5,456,283 as compared to $30,215 for the six months ended June 30, 2011. The increase in general, selling and administrative expenses is attributable to the stock based payment to employees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Current Assets	$42,297	$68,547
Current Liabilities	$886,099	$818,475
Working Capital Deficit	$(843,802)	$(749,928)

At June 30, 2012, we had a working capital deficit of $(843,802), as compared to a working capital deficit of $(749,928), at December 31, 2012, a decrease of $93,874. The decrease in working capital deficit is primarily related to an increase in funds from private placements in order to fund operating activities.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Loss from operations for the three months ended June 30, 2012 and 2011 was $5,028,995 and $118,862, respectively. The net loss for the three months ended June 30, 2012 and 2011 was $5,051,659 and $118,858, respectively. Cash used in operating activities for the three months ended June 30, 2012 and 2011 was primarily for legal and professional fees.

Net cash obtained through all financing activities for the three months ended June 30, 2012 and 2011, was $138,899 and $183,036, respectively. Cash obtained through financing activities for the three months ended June 30, 2012 and 2011 consisted of net proceeds from private placements to the company.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 22,624 shares of its common stock at $1 per share to one unaffiliated private investor for aggregate proceeds of $22,624.

On April 4, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 11,312 shares of its common stock at $2 per share to one unaffiliated private investor for aggregate proceeds of $22,624.

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Peter Boros, Chief Executive Officer of the Company. As part of the agreement Mr. Boros was granted 490,000 shares of restricted common stock, of which 250,000 shares vested immediately with the rest vesting in equal installments of 40,000 shares per each closed quarter, commencing with the first quarter of September 30, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Boros remains employed by the Company.

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Viktor Rozsnyay, interim Director of In4, Ltd, our wholly owned subsidiary. As part of the agreement Mr. Rozsnyay was granted 150,000 shares of restricted common stock, all of which vested immediately.

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Daniel Kun, Jr., an advisor to the Company. As part of the agreement Mr. Kun was granted 100,000 shares of restricted common stock, all of which vested immediately.

On June 1, 2012, the Company entered into a restricted stock agreement with Ms. Stella Kun, Executive Assistant to Mr. Boros and Mr. Rozsnyay.  As part of the agreement Ms. Kun was granted 56,000 shares of restricted common stock, of which 8,000 shares vested immediately with the rest vesting in equal installments of 8,000 shares per each closed quarter, commencing with the first quarter of September 30, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Kun remains employed by the Company.

On June 11, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 43,300 shares of its common stock at $1 per share to one unaffiliated private investor for aggregate proceeds of $43,300.

On June 13, 2012 pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 21,100 shares of its common stock at $1 per share to one unaffiliated private investor for aggregate proceeds of $21,100.

In June 2012, the Company entered into an agreement with the company of one director of the Company for consulting services. Pursuant to the agreement, the professional will provide consulting services to the Company in 2012.  As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $11,735 for the period ended June 30, 2012, respectively and $11,735 for the period from September 19, 2007 (date of inception) to June 30, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

There were no defaults upon senior securities during the quarter ended June 30, 2012.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Nevada on January 17, 2012 incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 20, 2012

10.1	Form of Restricted Stock Agreement incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2012.

10.2	Form of Subscription Agreement incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2012.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGLUE, INC.

Dated: August 16, 2012
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer

Dated: August 16, 2012
	By:	/s/ Zoltan Budy
		Name:	Zoltan Budy
		Title:	Principal Financial Officer and Chief Accounting Officer