Form 10-Q
period 2012-09-30
iGlue, Inc.
filed 2012-11-14
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 14, 2012, there were 11,919,370 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

Amounts in USD		September 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash		$740	$42,477
Other receivables	3	32,835	26,070
Total Current Assets		33,574	68,547

Intangible assets, net	4	1,204	1,402
Fixed assets, net	5	3,335	5,064
Total Non-Current Assets		4,539	6,466

Total Assets		38,114	75,013

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	$53,042	$50,646
Note payable	7	750,000	750,000
Other liabilities	8	120,978	17,829
Total Current Liabilities		924,020	818,475

Stockholders’ Deficit
Common stock; $0.11 par value, 11,919,370 and 1,375,293 shares issued and outstanding	9	1,311,131	151,282
Series A Preferred stock; $0.001 par value, 1,000,000 issued and outstanding		1,000	1,000
Series B Preferred stock; $0.001 par value, 0 and 886,000 issued and outstanding		0	886
Additional Paid In Capital	9	9,661,926	1,324,240
Unearned Compensation		(2,729,507)	-
Deficit accumulated during development stage		(9,243,965)	(2,288,359)
Other Comprehensive Income		113,509	67,489

Total Stockholders’ Deficit		(885,906)	(743,462)

Total Liabilities and Stockholders’ Deficit		38,114	75,013

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Amounts in USD

		Three Months ended September 30, 2012	Three Months ended September 30, 2011	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011	For the Period from September 19, 2007 (date of inception) to September 30, 2012
Net Sales		$ -	$ -	$ -	$ -	$ -

Research and development	10	158,054	88,744	884,158	313,929	1,990,837
General administration	11	547,559	27,128	6,003,842	57,343	6,385,893

Operating expenses		705,613	115,872	6,888,000	371,272	8,376,730
Loss from operations		(705,613)	(115,872)	(6,888,000)	(371,272)	(8,376,730)
Interest expenses and exchange gains	12	(22,413)	(310)	(67,606)	(359)	(107,235)
Net loss		(728,026)	(116,182)	(6,955,606)	(371,631)	(8,483,965)
Other comprehensive income		15,274	12,373	46,020	47,503	80,044
Total comprehensive loss		(712,752)	(103,809)	(6,909,586)	(324,128)	(8,403,921)
Basic loss per share		(0.06)	(2,532)	(0.60)	(7,906)
Weighted average number of shares outstanding – Basic and diluted		11,955,370	41	11,491,634	41

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Issuance of common stock	$17,306					$17,306
Currency Translation Adjustment					$(200)	(200)	(200)
Net loss for the period			$(47,733)			(47,733)	(47,733)
Balance at December 31, 2007	$17,306	$-	$(47,733)	$-	$(200)	$(30,627)	$(47,933)
Currency Translation Adjustment					24,653	24,653	24,653

Net loss for the period			(231,501)			(231,501)	(231,501)
Balance at December 31, 2008	$17,306	$-	$(279,234)	$-	$24,453	$(237,475)	$(206,848)
Issuance of common stock	$2,643			251,057		$253,700
Currency Translation Adjustment					$(15,742)	(15,742)	(15,742)
Net loss for the period			$(253,511)			(253,511)	(253,511)
Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2009	$19,949	$-	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)
Issuance of common stock	$2,678	(666)		594,483		$596,495
Currency Translation Adjustment					$66,173	66,173	66,173
Net loss for the period			$(363,030)			(363,030)	(363,030)
Balance at December 31, 2010	$22,627	$(666)	$(895,775)	$845,540	$74,884	$46,610	$(296,857)
Recapitalisation under reverse merger	$128,655			$(128,655)		-
Preferred stock series A	$1,000			$(1,000)
Prefferd stock series B	$886			$(886)
Payment of advance on stock issue		$666		$609,241		609,907
Issue of convertible note for reverse merger (see Note 7)			(760,000)			(760,000)
Currency Translation Adjustment					$(7,395)	(7,395)	(7,395)
Net loss for the period			$(632,584)			$(632,584)	$(632,584)
Balance at December 31, 2011	$153,168	-	$(2,288,359)	$1,324,240	$67,489	(743,462)	$(639,979)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2011	$153,168	$(2,288,359)	$1,324,240	$-	$67,489	(743,462)	$(639,979)

Private placement of shares at $1 per share	12,790		103,485			116,275
Share based payment at $8 per share	13,420		962,580	(976,000)		-
Share based payment at $9.25 per share	89,210		7,412,540	(7,501,750)		-
Private placement of shares at $2 per share	1,245		21,379			22,624
Share based payment at $4 per share	22,000		858,000	(880,000)		-
Issue of shares for advance payments	46,584		(46,584)			-
Stock split	973,714		(973,714)			-
Amortization of share based compensation				6,628,243		6,628,243
Net loss for the period		(6,955,606)				(6,955,606)	(6,955,606)
Currency Translation Adjustment					46,020	46,020	46,020

Balance at September 30, 2012	1,312,131	(9,243,965)	9,661,926	(2,729,507)	113,509	(885,906)	(6,909,586)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the period ended September 30, 2012	For the period ended September 30, 2011	Cumulative from September 19, 2007 (date of inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES	$(6,955,606)	$(371,631)	(8,483,965)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	67,562	-	81,863
Stock based payments	6,628,243	-	6,628,243
Recapitalisation under reverse merger	-	-	(10,000)
Depreciation and amortization	2,970	2,178	49,032

Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	(6,765)	12,689	(32,835)
(Decrease) Increase in accounts payable other and accrued liabilities	37,983	238,513	92,157

Net cash used in operating activities	(225,613)	(118,251)	(1,675,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(1,043)	(4,290)	(53,571)
Net cash used in investing activities	(1,043)	(4,290)	(53,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	138,899	183,036	1,616,307
Net cash from financing activities	138,899	183,036	1,616,307

Effect of exchange rate changes on cash	46,020	47,503	113,509

Net (decrease) increase in cash	(41,737)	107,998	740

Cash at beginning of period	42,477	45,047	-

Cash at end of period	$740	$153,045	$740
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION

In4, Ltd. (“In4”) was incorporated in Budapest, Hungary on September 19, 2007, with the objective to develop Web 3.0 internet technologies based on natural language processing and semantic analysis. In4 is located at 1095 Budapest, Soroksari ut 94-96. In4 is a wholly-owned subsidiary of iGlue, Inc., a Nevada corporation (the “Company”), trading under the ticker symbol IGLU.

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

From inception to September 30, 2012, the Company had an accumulated deficit of $9,243,965 and net cash used in operations of $1,675,505. However, management of the Company believes that future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.  There can be no guarantee or assurances that the Company will be able to raise additional capital.

Reverse Merger

On November 3, 2011, the Company entered into a securities exchange agreement (the "Exchange Agreement”) by and among the Company (formerly known as Hardwired Interactive, Inc.), Park Slope, LLC (the “Hardwired Majority Shareholder”), In4, Ltd., and all of the shareholders of In4, Ltd. (the “In4 Shareholders”).  On November 11, 2011, pursuant to the terms of the Exchange Agreement, the In4 Shareholders transferred and contributed all of their shares (the “In4 Shares”) to the Company, resulting in the acquisition of all of the outstanding In4 Shares.  In return, the Company issued to the In4 Shareholders, their designees or assigns, an aggregate of 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”), and 886,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share, of the Company (the “Series B Preferred Stock”, and together with the Series A Preferred Stock,  the “Hardwired Exchange Shares”).  The foregoing issuances of the Hardwired Exchange Shares to the In4 Shareholders, their designees or assigns, constituted 100% of the Company’s issued and outstanding preferred stock as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

Following the acquisition, In4 became a wholly-owned subsidiary of the Company. Therefore, the acquisition has been accounted for as a reverse merger (the “Reverse Merger”) with In4 as the accounting acquirer of the Company. The Company has changed its prior name of Hardwired Interative, Inc. to iGlue, Inc. The accompanying consolidated financial statements of the Company reflect the historical results of In4, and the consolidated results of operations of the Company subsequent to the acquisition date.  In connection with the Exchange Agreement, the Company adopted the fiscal year end of In4 as December 31.

All reference to shares and per share amounts in the accompanying interim consolidated financial statements have been restated to reflect the aforementioned shares exchange.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - GENERAL INFORMATION (Continued)

Reverse Stock Split

On January 15, 2012, the Company performed a reverse stock split of 1:110 (the “Reverse Stock Split”), resulting in a reduction of the issued and outstanding number shares from 151,282,223 to 1,375,293, with a corresponding increase of par value from $0.001 to $0.11. All reference to shares and per share amounts in the accompanying interim consolidated financial statements have been retroactively restated to reflect the aforementioned reverse stock split. At the same time, 886,000 shares of Series B Preferred Stock were converted into common shares at 1:10.

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

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended September 30, 2012 and September 30, 2011, and for the period from September 19, 2007 (date of inception) to September 30, 2012.

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

Pensions and Other Post-retirement Employee benefits:

In Hungary, pensions are guaranteed and paid by the state or by pension funds, therefore, no pensions and other post-retirement employee benefit costs or liabilities are to be calculated and accounted by the Company.

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2012, the Company had no warranty obligations in connection with the products sold.

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At September 30, 2012, accumulated other comprehensive income is $113,509.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share,” basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended September 30, 2012 and June 30, 2011, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2012 and June 30, 2011, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

NOTE 3 - OTHER RECEIVABLES

	September 30, 2012	December 31, 2011
Taxes receivable	28,010	23,977
Deposit given	2,092	1,915
Other	2,733	178

Total	32,835	26,070

NOTE 4 - INTANGIBLE ASSETS

	September 30, 2012	December 31, 2011

Rights and software	$2,586	$11,659
Total	2,586	11,659
Less: Accumulated amortization	(1,382)	(10,257)
Net intangibles	1,204	1,402

NOTE 5 - FIXED ASSETS

	September 30, 2012	December 31, 2011

Computers and office equipments	$38,026	$33,771
Total	38,026	33,771
Less: Accumulated depreciation	(34,691)	(28,707)
Net property and equipment	3,335	5,064

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2012	December 31, 2011
Accounts payable	$18,949	$25,862
Accrued expenses	34,093	24,784
Total	53,042	50,646

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture (the “Debenture”) in favor of Park Slope, LLC. The Debenture must be paid in full by December 31, 2011 (the “Maturity Date”).  The Company must pay interest on the outstanding amount of the Debenture at a rate of twelve percent (12%) per annum in one lump sum payable on the Maturity Date.  The accrued interest of the Debenture amounts to $81,863 and $14,301 at September 30, 2012 and December 31, 2011, respectively.

As such debenture was issued immediately prior to the Reverse Merger, such issuance was recorded as additional compensation by the Company prior to the Reverse Merger.  Accordingly, such compensation is reflected in the accompanying consolidated balance sheet as the accumulated deficit of the Company, and will not be reflected in the Statement of Operations, as such compensation expense was structured as an expense prior to the recapitalization.

At any time between the original issue date and the Maturity Date, unless previously repaid by the Company, the Debenture shall be convertible into shares of common stock of the Company, par value $0.11 per share, at the option of the holder, in whole or in part. The holder shall effect conversions by delivering to the Company the form of notice of conversion specifying therein the amount of the loan plus interest to be converted. The date which the Company receives the notice of conversion shall be the conversion date.

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the notice of conversion to the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - OTHER LIABILITIES

	September 30, 2012	December 31, 2011
Liabilities to employees	$3,662	2,869
Accrued loan interest	81,863	14,301
Other	35,453	659
Total	$120,978	$17,829

During 2012, the Company received a $57,753 loan from its managing director.

During 2008 and 2009, the Company received loans from Power of the Dreams Ventures, Inc.  In 2010, Power of the Dreams Ventures, Inc. decided to convert the loan into equity with the related interest accrual.

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

Stock Based Compensations

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Peter Boros, Chief Executive Officer of the Company.  Pursuant to the agreement Mr. Boros was granted 490,000 shares of restricted common stock, of which 250,000 shares vested immediately with the rest vesting in equal installments of 40,000 shares per each closed quarter, commencing with the first quarter of June 30, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Boros remains employed by the Company.

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Viktor Rozsnyay, interim director of In4, Ltd., our wholly-owned subsidiary.  Pursuant to the agreement, Mr. Rozsnyay was granted 150,000 shares of restricted common stock, all of which vested immediately.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

On June 1, 2012, the Company entered into a restricted stock agreement with Mr. Daniel Kun, Jr., an advisor to the Company.  Pursuant to the agreement, Mr. Kun was granted 100,000 shares of restricted common stock, all of which vested immediately.

On June 1, 2012, the Company entered into a restricted stock agreement with Ms. Stella Kun, Executive Assistant to Mr. Boros and Mr. Rozsnyay. Pursuant to the agreement, Ms. Kun was granted 56,000 shares of restricted common stock, of which 8,000 shares vested immediately with the remaining shares vesting in equal installments of 8,000 shares per each closed quarter, commencing with the first quarter of June 30, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Kun remains employed by the Company.

On February 21, 2012, the Company entered into a restricted stock agreement with Adam Meszaros, the Company’s lead programmer. Pursuant to the agreement, Mr. Meszaros was granted 135,000 shares of restricted common stock, of which 15,000 shares vested immediately with the remaining shares vesting in equal installments of 15,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Meszaros remains employed by the Company. On June 11, 2012, Mr. Meszaros submitted his immediate resignation, forfeiting his unvested shares.  Upon his resignation, the Company cancelled 105,000 of Mr. Meszaros’ unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Peter Garas, Lead Server Side Programmer at the Company.  Pursuant to the agreement, Mr. Garas was granted 54,000 shares of restricted common stock, of which 6,000 shares vested immediately with the remaining shares vesting in equal installments of 6,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Garas remains employed by the Company.  On May 31, 2012, Mr. Garas submitted his immediate resignation, forfeiting his unvested shares.  Upon his resignation, the Company cancelled 42,000 of Mr. Garas’ unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Janka Barkoczi, Office Manager of the Company.  Pursuant to the agreement, Ms. Barkoczi was granted 27,000 shares of restricted common stock, of which 3,000 shares vested immediately with the remaining shares vesting in equal installments of 3,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Barkoczi remains employed by the Company.  On September 11, 2012, Ms. Barkoczi submitted her immediate resignation, forfeiting her unvested shares.  Upon her resignation, the Company cancelled 18,000 of Ms. Barkoczi’s unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Eszter Ripka, Arts Director of the Company. Pursuant to the agreement, Ms. Ripka was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the remaining shares vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Ripka remains employed by the Company. On September 11, 2012, Ms. Ripka submitted her immediate resignation, forfeiting her unvested shares.  Upon her resignation, the Company cancelled 6,000 of Ms. Ripka’s unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Csaba Toth, Arts Director of the Company.  Pursuant to the agreement, Mr. Toth was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the remaining shares vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Toth remains employed by the Company. On June 20, 2012, Mr. Toth submitted his immediate resignation, forfeiting his unvested shares. Upon his resignation, the Company cancelled 7,000 of Mr. Toth’s unvested shares.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

On February 21, 2012, the Company entered into a restricted stock agreement with Gergely Nyikos, Designer at the Company. Pursuant to the agreement Mr. Nyikos was granted 18,000 shares of restricted common stock, of which 2,000 shares vested immediately with the remaining shares vesting in equal installments of 2,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Nyikos remains employed by the Company. On September 11, 2012, Mr. Nyikos submitted his immediate resignation, forfeiting his unvested shares.  Upon his resignation, the Company cancelled 12,000 of Mr. Nyikos’s unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Zoltan Annus, Project Manager of the Company.  Pursuant to the agreement, Mr. Annus was granted 60,000 shares of restricted common stock, of which 6,000 shares vesting in equal installments per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on June 30, 2014 or until such date, if it is prior to June 30, 2014, provided Mr. Annus remains employed by the Company.

On January 30, 2012, the Company entered into a restricted stock agreement with Zoltán Budy, who is to serve as the Chief Financial Officer of the Company.  Pursuant to the agreement, Mr. Budy was granted 200,000 shares of the Company’s restricted common stock, of which 100,000 shares vested upon execution and 25,000 shares shall vest quarterly up to December 31, 2012, provided Mr. Budy remains employed by the Company.

As consideration for the above services, the Company issued an aggregate of 1,133,000 shares of the Company’s common stock.  These share issuances were recorded at $9.25, $8.00 and $4.00 per share, respectively, in the total amount of $9,357,750 in accordance with measurement date principles prescribed under FAS 123 (R).

In June 2012, the Company entered into an agreement with the company of one director for consulting services. According to the agreement, the professional will provide consulting services to the Company in 2012. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $75,243 for the period ended September 30, 2012, respectively, and $75,243 for the period from September 19, 2007 (date of inception) to September 30, 2012, in accordance with ASC 505-50 and ASC 718-10.

Warrants

On June 11, 2012, the Company issued a Common Stock Purchase Warrant  to PDV Consulting, Kft (“PDV”).  Under the terms of such warrant, PDV can acquire a total of 1,500,000 shares of the Company’s common stock at a per share price of $10.00.  Such warrant expires on June 12, 2017.

As of September 30, 2012, the Company has four common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. The $5.00, $7.00 and $9.00 warrants entitle the holder to purchase from the Company up to 1,000,000 warrant shares each, while the $10.00 warrant holder can aquire up to 1,500,000 shares.  As of September 30, 2012, the Company has four warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock.

As of September 30, 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Company’s former President Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of common stock at the conversion ratio of 3,000,000 shares of common stock for each 200,000 shares of Series A Preferred Stock.  Mr. Vasko is entitled to vote together with the holders of the common stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

Stock split

On January 15, 2012, the Company performed a Reverse Stock Split as described in Note 1 above.

Additional paid in capital related to private placements made by non-affiliated individuals in exchange for subsequent registration subject to the Reverse Stock Split. The placements were made in cash and accounted for as an advance in 2011. The shares were issued in 2012 after the Reverse Stock Split.

The description of the Series A Preferred Stock does not purport to be complete and is qualified by reference to the full text of Exhibit 4.1 to the Form 8-K filed on November 14, 2011.

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended September 30, 2012	For the period ended September 30, 2011

Server hosting	$12,320	$-
Translations	-	8,150
Software development	93,347	158,938
Payroll expenses	757,314	87,419
Other	21,177	59,422
Total	884,158	313,929

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended September 30, 2012	For the period ended September 30, 2011

Material expenses	$1,938	$3,548
Stock based compensation	5,875,000	-
Cost of services	123,934	51,622
Depreciation and amortization	2,970	2,178
Other expenses	-	(5)

Total	6,003,842	57,343

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended September 30, 2012	For the period ended September 30, 2011

Interest expense	$67,570	$-
Interest income	-	(29)
Exchange losses (gains), net	36	388
Total	67,606	$359

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by iGlue, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As of September 30, 2012, the Company has completed development of iGlue and has released its first version to the general public. We are now focusing on international expansion and growth of our product.

Over the next twelve months we plan to implement an international marketing campaign aimed at raising iGlue’s user base, increase our employee numbers for further development work, launch a mobile version of iGlue on the iPad and open a new sales and marketing office in the United States. We intend to launch the administrator interface of our advertising system and increase the size of our semantic database to 500 million entities while adding four (4) more languages including Spanish, Russian, German and French.

Results of Operations

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	September 19, 2007 (inception) through September 30, 2012
Net sales	$-	$-	$-

Gross profit	$-	$-	$-

General and administrative expenses	$547,559	$27,128	$6,385,893

Loss from operations	$705,613	$115,872	$8,376,730

Interest Expenses and Exchange Gains	$22,413	$310	$107,235

Net loss	$728,026	$116,182	$8,483,965

Revenue

For the three months ended September 30, 2012 and 2011, the Company had no revenues.

Research and development

For the three months ended September 30, 2012, research and development expenses were $158,054, as compared to $88,744 for the three months ended September 30, 2011. The increase of $69,310 in research and development expenses is attributable to the stock based payments made to software development specialists engaged in the project.

General, selling and administrative expenses

For the three months ended September 30, 2012, general, selling and administrative expenses were $547,559, as compared to $27,128 for the three months ended September 30, 2011. The increase in general, selling and administrative expenses is attributable to the stock based payment to employees.

Loss of Operations

Loss from operations for the three months ended September 30, 2012 and 2011, was $705,613 and $115,872, respectively.  Cash used in operating activities for the three months ended September 30, 2012 and 2011 was primarily for legal and professional fees.

Net Loss

The net loss for the three months ended September 30, 2012 and 2011, was $728,026 and $116,182, respectively.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	September 19, 2007 (inception) through June 30, 2012
Net sales	$-	$-	$-
Gross profit	$-	$-	$-

General and administrative expenses	$6,003,842	$57,343	$6,385,893

Loss from operations	$6,888,000	$371,272	$8,376,730

Interest Expenses and Exchange Gains	$67,606	$359	$107,235

Net loss	$6,955,606	$371,631	$8,483,965

Revenue

For the nine months ended September 30, 2012 and 2011, the Company had no revenues.

Research and development

For the nine months ended September 30, 2012, research and development expenses were $884,158, as compared to $313,929 for the nine months ended September 30, 2011. The increase of $570,229 in research and development expenses is attributable to the stock based payments made to software development specialists engaged in the project.

General, selling and administrative expenses

For the nine months ended September 30, 2012, general, selling and administrative expenses were $6,003,842, as compared to $57,343 for the nine months ended September 30, 2011. The increase in general, selling and administrative expenses is attributable to the stock based payment to employees.

Loss of Operations

Loss from operations for the nine months ended September 30, 2012 and 2011, was $6,888,000 and $371,272, respectively.  Cash used in operating activities for the nine months ended September 30, 2012 and 2011 was primarily for legal and professional fees.

Net Loss

The net loss for the nine months ended September 30, 2012 and 2011, was $6,955,606 and $371,631, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Current Assets	$33,574	$68,547
Current Liabilities	$924,020	$818,475
Working Capital Deficit	$(890,446)	$(749,928)

At September 30, 2012, we had a working capital deficit of $(890,446), as compared to a working capital deficit of $(749,928) at December 31, 2011, a decrease of $140,518. The decrease in working capital deficit is primarily related to an increase in funds from private placements in order to fund operating activities.

Net cash obtained through all financing activities for the nine months ended September 30, 2012 and 2011, was $138,899 and $183,036, respectively.  Cash obtained through financing activities for the three months ended September 30, 2012 and 2011 were nil.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2012.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Linkbase Label Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith

** Furnished  herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGLUE, INC.

Dated: November 14, 2012
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer

Dated: November 14, 2012
	By:	/s/ Zoltan Budy
		Name:	Zoltan Budy
		Title:	Principal Financial Officer and Chief Accounting Officer