Form 10-K
period 2012-12-31
iGlue, Inc.
filed 2013-04-15
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54562

IGLUE, INC.

(Exact name of registrant as specified in its charter)

NEVADA	731602395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1095 BUDAPEST SOROKSARI UT 94-96 HUNGARY
(Address of principal executive offices)

+36-1-456-6061

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.11 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes ☐   No ☑

The registrant had no revenue for its most recently completed fiscal year end.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on a closing price of $9.25 was approximately $70,851,000.  As of June 30, 2012, there were 11,995,370 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•        the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local, regional and global markets;

•	actions taken or not taken by third-parties, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•        competition in our industry;

•        the failure to obtain or loss of any license or permit;

•	changes in our business and growth strategy, capital improvements or development plans;

•        the availability of additional capital to support capital improvements and development; and

•        other factors discussed under the section entitled “Risk Factors” or elsewhere in this annual report.

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

On November 3, 2011, we entered into a securities exchange agreement (the “Exchange Agreement”) by and among the Company, Park Slope, LLC (the “Hardwired Majority Shareholder”), In 4, Kft. (“In 4”), and all of the shareholders of In 4 (the “In 4 Shareholders”) who are signatories to the Exchange Agreement. On November 11, 2011 (the "Closing Date" or the "Closing"), pursuant to the terms of the Exchange Agreement, the In 4 Shareholders transferred and contributed all of their shares (the “In 4 Shares”) to the Company, resulting in our acquisition of all of the outstanding In 4 Shares. In return, we issued to the In 4 Shareholders, their designees or assigns (the “Share Exchange”), an aggregate of 1,000,000 shares of Series A convertible preferred stock, par value $0.001 per share of the Company (the “Series A Preferred Stock”), and 886,000 shares of Series B convertible preferred stock, par value $0.001 per share of the Company (the “Series B Preferred Stock”, and together with the Series A Preferred Stock the “Hardwired Exchange Shares”). The foregoing issuances of the Hardwired Exchange Shares to the In 4 Shareholders, their designees or assigns, constituted 100% of the issued and outstanding preferred stock of In4 as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

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

Our shares of common stock began trading under the symbol “KGTH” on the Pink Sheets of the National Quotation Bureau. On March 8, 2012, we begin trading under the symbol “IGLU” on the OTCQB.

Our executive offices are located at Soroksari ut 94-96, Budapest, 1095 Hungary.

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

Research and Development Activities

For the fiscal years ending December 31, 2012 and 2011, we spent $945,123 and $384,093 on research and project development costs, respectively.

To date, research and project development costs include the research and development expenses related to the development, marketing and distribution of the iGlue system.

Employees

Including our Chief Executive Officer, Peter Boros, we had 5 full time employees in 2012 and 6 full time employees in 2011.

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

In their report dated April 15, 2013, our independent auditors stated that our financial statements for the years ended December 31, 2012 and 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2012, approximately 50% of our employees had been with us for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new games and enhance existing games could suffer.

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

Our certificate of incorporation and applicable Delaware law provide for the indemnification of our directors and officers against attorney’s fees and other expenses incurred by them in any action to which they become a party arising from their association with or activities on our behalf. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

There is limited trading market for our common stock, which may adversely affect the market price of our common stock as well as your ability to resell the shares that you have acquired.

There is currently limited trading market for our common stock and a more liquid market may not develop or be sustained. If a consistent and liquid trading market for our common stock is established, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of internet companies, which may materially adversely affect the market price of our common stock as well as your ability to resell the shares that you may have acquired.

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

Peter Vasko, our former Chief Executive Officer currently holds the control voting power in the form of 1,000,000 shares of Series A Preferred Stock. These non-trading shares represent majority voting power compared to our common stock. As such, he has the ability to exert control over our business affairs, including the ability to delay or prevent a change in our corporate control even if our other stockholders wanted it to occur. This stockholder will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

Our success depends in a large part upon the continued service of our senior management team. The loss of senior management, even temporarily, or any other member of senior management would harm our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property

We lease approximately 1,000 square feet of furnished office space at 1095 Budapest, Soroksari ut 94-96, , Hungary. The offices are leased on a monthly basis for a fee of $500.

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

Item 4. Mining Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock began trading under the symbol “KGTH” on the Pink Sheets of the National Quotation Bureau. On March 8, 2012, we begin trading under our new symbol “IGLU” on the OTCQB.

The following table sets forth the high and low trade information for our common stock for each full quarterly period within the two most recent fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2011	$0.12	$0.22
June 30, 2011	$0.13	$0.13
September 30, 2011	$0.02	$0.55
December 31, 2011	$0.55	$2.20
March 31, 2012	$0.67	$0.67
June 30, 2012	$0.67	$0.69
September 30, 2012	$0.14	$2.20
December 31, 2012	$3.30	$5.50

Holders of Our Common Stock

As of March 29, 2013, a total of 11,919,370 shares of our common stock of the Company (the “Common Stock”) are currently issued and outstanding held by approximately 650 shareholders of record.

Holders of Our Preferred Stock

As of March 29, 2013, there are 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by our former Chief Executive Peter Vasko.

Series A Convertible Preferred Stock

As of March 29, 2013, there were 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by former Chief Executive Officer Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote. As of this filing Mr. Vasko has not converted any of the Series A Preferred.

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

Issuer Purchases of Equity Securities

As of march 29, 2013, we have not purchased any equity securities.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Year ended
	December 31, 2012	December 31, 2011
Net sales	$-	$-
Gross profit	$-	$-
General and administrative expenses	$6,629,983	$237,752
Loss from operations	$(7,575,106)	$(621,845)
Net loss	$(7,664,922)	$(632,584)
Loss per common share – basic and diluted	$(0.66)	$(0.46)

iGlue Revenue

Although we have launched our product, we are currently in a development stage. At this time, we are internationally marketing our technology and have not generated any revenue to date.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy as described above. As such, we have not recognized any profit to date.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012, was $ 6,629,983 as compared to $237,752 for the year ended December 31, 2011.  The $6,392,231 increase is attributable to an increase in compensation costs of personnel enganged in the administration to complete the commercial roll out of iGlue. Compensation costs in total of $ 6,429,000, in 2012, relate to stock based payments. The total number of shares issued and outstanding in respect to stock based compensations are detailed in Note 9 in the financial statements.

Loss from Operations

Loss from operations for December 31, 2012, was $(7,575,106) as compared to $(621,845) for the year ended December 31, 2011.  The increase of $6,953,261 in operating loss is primarily attributable to the increase of general and administrative expenses while revenue generation has not commenced.

Other expenses

Other expenses consisted of interest expenses accrued on the Company’s liabilities.

Net Loss

Net loss for year ended December 31, 2012, was $(7,664,922) or loss per share of $(0.66) as compared to $(632,584) or loss per share of $(0.46), for the comparable year ended December 31, 2011.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

The following table summarizes total current assets, liabilities and working capital at December 31, 2010, compared to December 31, 2009.

	December 31, 2012	December 31, 2011	Increase/(Decrease)
Current Assets	$34,343	$68,547	$(34,204)
Current Liabilities	$966,907	$818,475	$(148,432)
Working Capital (Deficit)	$(932,564)	$(749,928)	$(182,636)

At December 31, 2012, we had a working capital deficit of $932,564, as compared to working capital of $749,928 at December 31, 2011, an increase in working capital deficit of $182,636.  The increase of the deficit is attributable to an increase of total liabilities, including accrued interest related to the $750,000 note payable to Park Slope, LLC.

Net cash used for operating activities for the year ended December 31, 2012 and 2011 was $(226,654) and $(600,918) respectively.  The net loss for year ended December 31, 2012 and December 31, 2011 was $(7,664,922) and $(632,584) respectively. The Company’s cash used in operations decreased primarily due to shortage of liquid resources.

Net cash obtained through all financing activities for the year ended December 31, 2012 was $138,899 as compared to $609,907 for the year ended December 31, 2011.  The decrease indicated the Company’s inability to raise additional funding from investors.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $(7,664,922) and net cash used in operations of $(226,654) for the year ended December 31, 2012, and working capital and stockholders’ deficit of $(932,564) and $(928,763) respectively, at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues and financing may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all, in 2013.

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

During the year ended December 31, 2012, there was a total of $138,899 received from private placements, and there were no proceeds received from the exercise of stock options. Private placements related to proceeds from six non-affiliated individuals during the first six months of 2012. The total amount comprised of 116,275 pieces of shares at $1 per share and 11,312 pieces of shares at $2 per share.

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

Cash and Cash Equivalents

As of December 31, 2012 and 2011, consolidated cash and equivalent balances totaled $565 and $42,477, respectively. As of December 31, 2012 the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have four Common Stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. Each Warrant entitles the Holder to purchase from the Company up to 1,000,000 Warrant Shares. As of December 31, 2012, we have four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of our Common Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-21 which appear at the end of this annual report.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2012. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2)

accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2012, disclosure controls were not effective because of a material weakness in internal controls over reporting. The Company did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result of the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2012, internal controls over financial reporting were not effective because the Company had material weaknesses. The Company did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 29, 2013. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Peter Boros	37	Chief Executive Officer and Director	May 23, 2012
Zoltán Bűdy	43	Chief Financial Officer	February 2012

On May 16, 2012, Peter Vasko resigned from his position as Chief Executive officer and Director of the Company as disclosed in the Current Report on Form 8-K filed on May 23, 2012.

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

Peter Boros, Chief Executive Officer and Director

Mr. Peter Boros is currently the Company’s Chief Executive Officer and director. In this role, Mr. Boros is responsible for the day to day operations of the Company. Since July 1, 2007, Mr. Boros has served as the Commercial Director of Co-Op Inc., a retail chain in Hungary. From 2000 to 2007, Mr. Boros was the manager of the Sales and Marketing Department of Co-Op Inc. Additionally, since 2006, Mr. Boros was the owner and operator of Co-Op Gyor, Inc., a grocery chain which was sold in 2011. In 1999, Mr. Boros graduated from the Budapest University of Economic Sciences. Due to the foregoing management and leadership experience, we believe Mr. Boros is qualified to serve as the sole member of the Board.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, to the best of the Company’s knowledge, any reports required to be filed were timely filed as of March 29, 2013.

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

					Other	Option
Name and Principal		Salary		Bonus	Compensation	Awards	*Total
Position	Year	($)		($)	($)	($)	($)
Peter Boros	2012 2011 2010	$ $ $	0 0 0	$ $ $	$ $ $	$ $ $	$ $ $

Peter Vasko (1)	2012		$0	$0	$0	$0	$0
	2011		$8,770	$0	$0	$0	$8,770
	2010		$0	$0	$0	$0	$0

Gabor Horvath Dori(2)	2012		$0	$0	$0	$0	$0
	2011		$0	$0	$2,480	$0	$2,480
	2010		$0	$0	$0	$0	$0

Renee Blodgett(3)	2012		$0	$0	$0	$0	$0
	2011		$40,000	$0	$3,890	$0	$43,890
	2010		$0	$0	$0	$0	$0

Joseph Passalaqua(4)	2012		$0	$0	$0	$0	$0
	2011		$0	$0	$0	$0	$0
	2010		$0	$0	$0	$0	$0
(1)	On May 16, 2012, Peter Vasko, resigned as Chief Executive Officer, President and sole director of the Company.
(2)	On February 12, 2012, Gabor Horvath Dori, resigned as Chief Operating Officer of the Company..
(3)	As of December 31, 2011 the company terminated the employment of Renee Blodgett as Chief marketing Officer of the Company.
(4)	On November 11, 2011, Joseph Passalaqua, resigned as Chief Executive Officer, President and sole director of the Company.

In 2012 the Company's Chief Executive Officer, Peter Vasko, the Company's Chief Operating Officer, Gabor Horvath Dori have resigned. As we position ourselves for international expansion we also embarked on locating, hiring and retaining key executives for long term commercialization goals. in 2013 we will hire these executives and implement our expansion program. Our current Chief Executive, Peter Boros, is qualified to run operations until additional executives can be hired. We do not see the departure of our former executive as effecting our ability to function until such time when we will be ready to hire and retain key employees.

EMPLOYMENT CONTRACTS

The Company has not entered into any employment agreements with our officers or directors. The Company intends to enter into employment agreements with our executive officers as we expand our business operations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 29, 2013, our authorized capitalization was 210,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 29, 2013, there were 11,919,370 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. As of March 29, 2013, there were 1,000,000 shares of our Series A Preferred stock all of which are fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders. Each share of Series A Preferred stock entitles its holder to 42 votes on each matter submitted to the stockholders.

The following table sets forth, as of March 29, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each beneficial owner who is an officer or director is c/o the Company at 1078 Budapest, Marek Jozsef, Utca 35, Hungary.

Title of Class	Name of Beneficial Owner (1)	Number of Shares(2)		Percent of Class

Common	Peter Boros 9012 Gyor Ybl Miklos ut 23 Hungrary		677,222	6.89%

	All officers and directors as a group holding Common Stock (1 persons)		760,000	7.13%

Common	Peter Vasko 1078 Budapest Marek Jozsef utca 35 Hungrary		760,000	7.13%
Series A Preferred Stock	Peter Vasko 1078 Budapest Marek Jozsef utca 35 Hungrary	(3)	1,000,000	100%
Common	Power of the Dream Ventures, Inc. 1095 Budapest Soroksari ut 94-96 Hungary		2,884,986	27.07%
Common	Park Slope, LLC P.O. Box 2843 Liverpool, New York, 13089	(4)	727,273	6.82%
Common	Gyorgy Markos 1118 Budapest Elopatak utca 55 Hungary		1,560,000	14.64%
Common	Daniel Kun, Jr. 1037 Budapest Perenyi ut 16/B Hungary		921,500	8.65%
Common	Viktor Rozsnyay 2049 Diosd Ligetszepe ut 54 Hungary		893,715	8.38%

	All officers, directors and 5% holders of Common Stock as a group (7 persons) All officers and directors and 5% holders as a group holding Series A Preferred Stock (1 person)		7,747,474 1,000,000	79.58 100	% %

1.	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.
2.	As of march 29, 2013, we have 11,919,370 shares of Common Stock issued and outstanding. As of the same date, we have 1,000,000 shares of Series A Preferred Stock issued and outstanding. .
3.	Commencing on January 1, 2013, Peter Vasko may convert up to 200,000 shares of Series A Preferred Stock per calendar year into 3,000,000 shares of Common Stock of the Company.
4.	Park Slope, LLC is controlled by Joseph C. Passalaqua and as such there is beneficial ownership of the shares held by each entity.

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

On December 30, 2012 we extended this senior convertible noter to December 31, 2013.

Warrants

We have four Common Stock purchase warrants issued and outstanding each with a term of five years after their issuance date and an exercise price of five dollars ($5.00), seven dollars ($7.00) nine dollars ($9.00) and ten dollars ($10) per share, respectively. Each warrant entitles the holder to purchase from the Company up to 1,000,000 shares of Common Stock. As of March 29, 2013, we have four warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of our Common Stock. The foregoing description of the warrants does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2011.

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

DESCRIPTION OF SECURITIES

As of March 29, 2013, our authorized capitalization was 210,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 29, 2013, there were 11,919,370 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. As of March 29 2013, there were 1,000,000 shares of our Series A Preferred stock all of which are fully paid, non-assessable and entitled to vote.

COMMON STOCK

As of March 29, 2013, we had 11,919,370 shares of common stock outstanding. The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

PREFERRED STOCK

As of March 29, 2013, there are 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by Peter Vasko, our former Chief Executive Officer.

Series A Convertible Preferred Stock

As of March 29, 2013, there were 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by our former Chief Executive Officer Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock of the Company at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

Series B Convertible Preferred Stock

As of March 29, 2013, there are 0 shares of our Series B Preferred Stock issued and outstanding. Each share of our Series B Preferred Stock automatically converted to ten shares of Common Stock of the Company upon effectiveness of the 1:110 reverse split of our Common Stock.

WARRANTS

We have four Common Stock purchase warrants issued and outstanding each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively (the “Warrant” or “Warrants”). Each Warrant entitles the holder to purchase from the Company up to 1,000,000 shares of Common Stock. As of March 29, 2013, we have three Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of our Common Stock.

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

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by the Company’s auditor for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the year ended December 31, 2012 were approximately$ 19,460.

Aggregate fees billed by the Company’s auditor for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended December 31, 2012 and 2011 were approximately $19,460 and $27,344 respectively.

b.Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2012 and 2011.

Item 15. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Peter Boros

31.2	Rule 13a-14(a)/15d-14(a) certification of Zoltan Budy

32.1	Certification pursuant to 18 USC, section 1350 of Peter Boros

32.2	Certification pursuant to 18 USC, section 1350 of Zoltan Budy

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGLUE, INC.

Dated: April 15, 2013	By:	/s/ Peter Boros
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2013	By:	/s/ Zoltan Budy
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Boros Peter Boros	Chief Executive Officer and Director	April 15, 2013

/s/ Zoltan Budy	Chief Financial Officer	April 15, 2013
Zoltan Budy

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND

DECEMBER 31, 2011

IN ACCORDANCE WITH THE ACCOUNTING PRINCIPLES

GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

F-1

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheet at December 31, 2012	F-4
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011	F-5
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2012	F-6 to F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	F-9
Notes to Consolidated Financial Statements	F-10 to F-24

F-2

BDO Hungary Audit Ltd.

1103 Budapest, Kőér utca 2/A

Registration number: 002387

Zsuzsanna Nagy	Ferenc Baumgartner
Managing Director	Certified Auditor Chamber registration No.: 002955

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

iGlue, Inc. (Hardwired Interactive, Inc.)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of iGlue, Inc. (formerly Hardwired Interactive, Inc.), a development stage company, as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (September 19, 2007) to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGlue, Inc. (Hardwired Interactive, Inc.) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (September 19, 2007) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2013

F-3

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

Amounts in USD

	Notes	December 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash		$565	$42,477
Other receivables	3	33,778	26,070
Total Current Assets		34,343	68,547

Intangible assets, net	4	1,116	1,402
Fixed assets, net	5	2,685	5,064
Total Non-Current Assets		3,801	6,466

Total Assets		38,144	75,013

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	$72,704	$50,646
Note payable	7	750,000	750,000
Other liabilities	8	144,203	17,829
Total Current Liabilities		966,907	818,475

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 1,375,293 shares issued and outstanding	9	1,311,131	151,282
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding		-	886
Unearned compensation		(2,064,000)	-
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9	9,661,926 (9,953,281)	1,324,240 (2,288,359)
		114,461	67,489
Total Stockholders’ Deficit		(928,763)	(743,462)

Total liabilities and stockholders’ deficit		38,144	75,013

F-4

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

Amounts in USD

	Notes	For the period ended December 31, 2012	For the year ended December 31, 2011	For the Period from September 19, 2007 (date of inception) to December 31, 2012
Net Sales		$—	$—	$—

Research and development	10	945,123	384,093	2,051,802
General administration	11	6,629,983	237,752	7,012,034
Operating expenses		7,575,106	621,845	9,063,836
Loss from operations		(7,575,106)	(621,845)	(9,063,836)
Interest expenses and exchange gains	12	(89,816)	(10,739)	(129,445)
Net loss		(7,664,922)	(632,584)	(9,193,281)
Other comprehensive income (loss)	12	46,972	(7,395)	114,461
Total comprehensive loss		(7,617,950)	(639,979)	(9,078,820)
Basic loss per share		$(0.66)	$(0.46)
Weighted average number of shares outstanding – Basic and diluted		11,599,152	1,375,293

F-5

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Shares	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total

Issuance of common stock	1,051,877	$17,306					$17,306
Currency Translation Adjustment						$(200)	(200)
Net loss for the period				$(47,733)			(47,733)
Balance at December 31, 2007	1,051,877	$17,306	$—	$(47,733)	$—	$(200)	$(30,627)
Currency Translation Adjustment						24,653	24,653

Net loss for the period				(231,501)			(231,501)
Balance at December 31, 2008	1,051,877	$17,306	$—	$(279,234)	$—	$24,453	$(237,475)
Issuance of common stock	160,644	$2,643			251,057		$253,700
Currency Translation Adjustment						$(15,742)	(15,742)
Net loss for the period				$(253,511)			(253,511)
Balance at December 31, 2009	1,212,521	$19,949	$—	$(532,745)	$251,057	$8,711	$(253,028)

F-6

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Shares	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total

Balance at December 31, 2009	1,212,521	$19,949	$—	$(532,745)	$251,057	$8,711	$(253,028)
Issuance of common stock	162,772	$2,678	(666)		594,483		$596,495
Currency Translation Adjustment						$66,173	66,173
Net loss for the period				$(363,030)			(363,030)
Balance at December 31, 2010	1,375,293	$22,627	$(666)	$(895,775)	$845,540	$74,884	$46,610
Recapitalization under reverse merger	149,906,930	$128,655			$(128,655)		—
Preferred stock series A	1,000,000	$1,000			$(1,000)
Preferred stock series B	886,000	$886			$(886)
Payment of advance on stock issue			$666		$609,241		609,907
Issue of convertible note for reverse merger (see Note 7)				(760,000)			(760,000)
Currency Translation Adjustment						$(7,395)	(7,395)
Net loss for the period				$(632,584)			$(632,584)
Balance at December 31, 2011	153,168,223	$153,168	—	$(2,288,359)	$1,324,240	$67,489	(743,462)
F-7

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Shares	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total

Balance at December 31, 2011	153,168,223	$153,168	$(2,288,359)	$1,324,240	$—	$67,489	(743,462)

Private placement of shares at $1 per share	116,275	12,790		103,485			116,275
Share based payment at $8 per share	122,000	13,420		962,580	(976,000)		—
Share based payment at $9.25 per share	811,000	89,210		7,412,540	(7,501,750)		—
Private placement of shares at $2 per share	11,312	1,245		21,379			22,624
Share based payment at $4.4 per share	200,000	22,000		858,000	(880,000)		—
Issue of shares for advance payments		47,518		(47,518)			—
Adjustment to par value (Stock split)	(142,509,440)	972,780		(972,780)			—
Amortization of share based compensation					7,293,750		7,293,750
Net loss for the period			(7,664,922)				(7,664,922)
Currency Translation Adjustment						46,972	46,972
Balance at December 31, 2012	11,919,370	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)
F-8

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended December 31, 2012	For the period ended December 31, 2011	Cumulative from September 19, 2007 (date of inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,664,922)	$(632,584)	$(9,193,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	90,247	14,301	104,548
Stock based payments	7,293,750	—	7,293,750
Recapitalization under reverse merger	—	—	(10,000)
Depreciation and amortization	3,794	3,717	49,856

Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	(7,708)	(11,255)	(33,778)
(Decrease) Increase in accounts payable other and accrued liabilities	58,185	24,903	112,359
Net cash used in operating activities	(226,654)	(600,918)	(1,676,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(1,129)	(4, 164)	(53,657)
Net cash used in investing activities	(1,129)	(4,164)	(53,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	138,899	609,907	1,616,307
Net cash from financing activities	138,899	609,907	1,616,307

Effect of exchange rate changes on cash	46,972	(7,395)	114,461

Net (decrease) increase in cash	(41,912)	(2,570)	565

Cash at beginning of period	42,477	45,047	—

Cash at end of period	$565	$42,477	$565
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	—	—
Taxes	—	—	—
F-9

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 1 - GENERAL INFORMATION

In4 Ltd. was incorporated in Budapest, Hungary on September 19, 2007, with the objective to develop Web 3.0 internet technologies based on natural language processing and semantic analysis The company is located at Soroksari út. 94-96, Budapest, 1095 Hungary. The Company is owned by 3 private individuals and by Power of the Dreams Ventures, Inc.

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

Since inception through December 31, 2012, the Company had an accumulated deficit of $9,953,281 and net cash used in operations of $1,676,546. However, management of the Company believes that the future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended December 31, 2012, December 31, 2011 and for the period from September 19, 2007 (date of inception) to December 31, 2012.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2012, the Company had no warranty obligations in connection with the products sold.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at December 31, 2012 is $114,461.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended December 31, 2012 and December 31, 2011, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended December 31, 2012 and December 31, 2011, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 3 - OTHER RECEIVABLES

	December 31, 2012	December 31, 2011

Taxes receivable	33,778	23,977
Deposit given	—	1,915
Other	—	178

Total	33,778	26,070

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Rights and software	$12,979	$11,659
Total	12,979	11,659
Less: Accumulated amortization	(11,863)	(10,257)
Net intangibles	1,116	1,402

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Computers and office equipments	$38,761	$33,771
Total	38,761	33,771
Less: Accumulated depreciation	(36,076)	(28,707)
Net property and equipment	2,685	5,064

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2012	December 31, 2011

Accounts payable	$31,638	$25,862
Accrued expenses	41,066	24,784
Total	72,704	50,646

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2012. The accrued loan interest amounts to $104,548 at December 31, 2012.

On December 28, 2012, the parties agreed to extend the maturity of the debenture till December 31, 2013.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 8 - OTHER LIABILITIES

	December 31, 2012	December 31, 2011

Liabilities to employees	$38,848	$2,869
Accrued loan interest	104,548	14,301
Other	807	659
Total	144,203	$17,829

NOTE 9 - STOCKHOLDERS’ EQUITY

The proceeds of the following placements related to 2012:

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

The proceeds of the following placements were settled as advance in 2011:

On February 10, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, the Company sold 104,167 shares of its common stock at $1.00 per share to one unaffiliated private investor for the aggregate amount of $104,167.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

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

During the year ended December 31, 2012, pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, there was a total of $138,899 received from private placements. Private placements related to proceeds from six non-affiliated individuals during the first six months of 2012. The total amount comprised of 116,275 pieces of shares sold at $1 per share and 11,312 pieces of shares sold at $2 per share.

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

On February 21, 2012, the Company entered into a restricted stock agreement with Adam Meszaros, Lead Programmer of the Company. As part of the agreement Mr. Meszaros was granted 135,000 shares of restricted common stock, of which 15,000 shares vested immediately with the rest vesting in equal installments of 15,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Meszaros remains employed by the Company. On June 11, 2012 Mr. Meszaros submitted his immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 105,000 of Mr. Meszaros’ unvested shares.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

On February 21, 2012, the Company entered into a restricted stock agreement with Peter Garas, Lead Server Side Programmer at the Company. As part of the agreement Mr. Garas was granted 54,000 shares of restricted common stock, of which 6,000 shares vested immediately with the rest vesting in equal installments of 6,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Garas remains employed by the Company. On May 31, 2012

Mr. Garas submitted his immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 42,000 of Mr. Garas’ unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Janka Barkoczi, Office Manager of the Company. As part of the agreement Ms. Barkoczi was granted 27,000 shares of restricted common stock, of which 3,000 shares vested immediately with the rest vesting in equal installments of 3,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date if it is prior to December 31, 2013, provided Ms. Barkoczi remains employed by the Company. On September 11, 2012 Ms. Barkoczi submitted her immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 18,000 of Ms. Barkoczi’s unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Eszter Ripka, Arts Director of the Company. As part of the agreement Ms. Ripka was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Ms. Ripka remains employed by the Company. On September 11, 2012 Ms. Ripka submitted her immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 6,000 of Ms. Ripka’s unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Csaba Toth, Arts Director of the Company. As part of the agreement Mr. Toth was granted 9,000 shares of restricted common stock, of which 1,000 shares vested immediately with the rest vesting in equal installments of 1,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Toth remains employed by the Company. On June 20, 2012 Mr. Toth submitted his immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 7,000 of Mr. Toth’ unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Gergely Nyikos, Designer at the Company. As part of the agreement Mr. Nyikos was granted 18,000 shares of restricted common stock, of which 2,000 shares vested immediately with the rest vesting in equal installments of 2,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Nyikos remains employed by the Company. On June 30, 2012 Mr. Nyikos submitted her immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 12,000 of Mr. Nyikos’s unvested shares.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

On January 30, 2012, the Company entered into a restricted stock agreement with Zoltán Budy, who is to serve as the Chief Financial Officer of the Company. As part of the agreement Mr. Budy was granted 200,000 shares of the Company’s restricted common stock of which 100,000 shares vest upon execution and 25,000 shares vest quarterly up to December 31, 2012, providing Mr. Budy remains employed by the Company.

As consideration for the above services, the Company issued an aggregate of 1,133,000 shares of the Company’s common stock. These share issuances were recorded at $9.25, $8.00 and $4.00 per share, respectively, in the total amount of $9,357,750 in accordance with measurement date principles prescribed under FAS 123 (R).

In June 2012, the Company entered into an agreement with the company of one director for consulting services. According to the agreement the professional provides consulting services to the Company in 2012. In connection with these services, the Company issued to them 15,000 shares of the Company’s common stock. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $138,750 for the period ended December 31, 2012, respectively and $138,750 for the period from September 19, 2007 (date of inception) to December 31, 2012, in accordance with ASC 505-50 and ASC 718-10.

Warrants

On June 11, 2012, the Company issued a Common Stock Purchase Warrant to PDV Consulting, Kft (“PDV”) Under the terms of the warrant, PDV can acquire a total of 1,500,000 shares of our common stock at a per share price of $10.00. The warrant expires on June 12, 2017. The warrants were issued as part of the cost of raising equity.

The company evaluated the warrants based on essential features that would qualify the warrants as liability. Because the warrants did not include any of the qualifying features, the warrants were classified as equity. As such the Company did not capitalize these warrants because the accounting entries would not have an impact on the financial statements. Instead, the Company will expense these warrant valued at the date of issuance unless these warrants are exercised within one year after the date of issuance.

As of December 31, 2012, the Company has four common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. The $5.00, $7.00 and $9.00 warrants entitle the holder to purchase from the Company up to 1,000,000 warrant shares each, while the $10.00 warrant holder can acquire up to 1,500,000 shares. As of December 31, 2012 the Company has four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock.

As of Decmber 31, 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Company’s former President Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

As of December 31, 2012 the Company has four common stock warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock each with a term of five years after their issuance date. Three warrants entitle the holder to purchase from the Company up to 1,000,000 warrant shares at an exercise price of $5.00, $7.00, $9.00 each and one warrant entitles the holder to purchase up to1.500.000 warrant shares at an exercise price of $10 per share.

As of February [—], 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Chief Executive Officer and sole director, Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

On January 15, 2012 the Company performed a reverse stock split detailed in Note 1 above. The 886,000 preferred stock was also converted into 8,860,000 common stock.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended December 31, 2012	For the period ended December 31, 2011

Server hosting	$—	$51,010
Translations	167	10,496
Software development	103,718	206,005
Payroll expenses	805,818	108,737
Other	35,420	7,845
Total	$945,123	$384,093

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended December 31, 2012	For the period ended December 31, 2011

Material expenses	$1,849	$4,843
Stock based compensation	6,429,000	—
Cost of services	103,551	229,130
Depreciation and amortization	3,794	3,717
Other expenses	91,788	62

Total	6,629,982	$237,752

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended December 31, 2012	For the period ended December 31, 2011

Interest expense	90,256	14,301
Interest income	—	(55)
Exchange gains, net	(440)	(3,507)
Total	$89,816	$10,739

NOTE 13 - SUBSEQUENT EVENTS

On March 7, 2013, Mr Zoltan Budy resigned from his position as Principal Financial Officer for iGlue, effective March 31, 2013.

On March 25, 2013, the Company entered into a restricted stock agreement with Mr. Zoltan Budy, Chief Financial Officer of the Company to compensate for the services rendered in first quarter, 2013. As part of the agreement Mr. Budy was granted 200,000 shares of restricted common stock, all of which vested immediately, for services rendered.

