Form 10-Q
period 2013-03-31
iGlue, Inc.
filed 2013-05-20
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 20, 2013 there were 11,919,370 shares outstanding of the registrant’s common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Amounts in USD

	Notes	March 31, 2013	December 31, 2012

ASSETS

Current Assets
Cash		$134	$565
Other receivables	3	28,877	33,778
Total Current Assets		29,011	34,343

Intangible assets, net	4	912	1,116
Fixed assets, net	5	1,788	2,685
Total Non-Current Assets		2,700	3,801

Total Assets		31,711	38,144

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	$78,381	$72,704
Note payable	7	750,000	750,000
Other liabilities	8	163,961	144,203
Total Current Liabilities		992,342	966,907

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 1,375,293 shares issued and outstanding	9	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding			-
Unearned compensation		(1,572,000)	(2,064,000)
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9	9,661,926 (10,480,758)	9,661,926 (9,953,281)
		118,070	114,461
Total Stockholders’ Deficit		(960,631)	(928,763)

Total liabilities and stockholders’ deficit		31,711	38,144

May 20, 2013

3

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Amounts in USD

	Notes	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the Period from September 19, 2007 (date of inception) to March 31, 2013
Net Sales		$-	$ -	$ -

Research and development	10	0	553,555	2,051,802
General administration	11	505,281	599,837	7,517,315

Operating expenses		505,281	1,153,392	9,569,117
Loss from operations		(505,281)	(1,153,392)	(9,569,117)
Interest expenses and exchange gains	12	(22,196)	(22,529)	(151,641)
Net loss		(527,477)	(1,175,921)	(9,720,758)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		(0.05) 11,662,353	(0.11) 10,239,737

May 20, 2013

4

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

5

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
6

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2011	$153,168	$(2,288,359)	$1,324,240	$-	$67,489	(743,462)	$(639,979)
Private placement of shares at $1 per share	12,790		103,485			116,275
Share based payment at $8 per share	13,420		962,580	(976,000)		-
Share based payment at $9.25 per share	89,210		7,412,540	(7,501,750)		-
Private placement of shares at $2 per share	1,245		21,379			22,624
Share based payment at $4 per share	22,000		858,000	(880,000)		-
Issue of shares for advance payments	46,584		(46,584)			-
Stock split	973,714		(973,714)			-
Amortization of share based compensation				7,293,750		7,293,750
Net loss for the period		(7,664,922)				(7,664,922)	(7,664,922)
Currency Translation Adjustment					46,972	46,972	46,972
Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)	(7,617,950)

7

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)	(7,617,950)
Amortization of share based compensation				492,000		492,000
Net loss for the period		(527,477)				(527,477)	(527,477)
Currency Translation Adjustment					3,609	3,609	3,609
Balance at March 31, 2013	1,312,131	(10,480,758)	9,661,926	(1,572,000)	118,070	(960,631)	(8,141,818)
8

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended March 31, 2013	For the period ended March 31, 2012	Cumulative from September 19, 2007 (date of inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(527,477)	(1,175,921)	$(9,720,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	22,196	22,439	126,744
Stock based payments	492,000	1,046,000	7,785,750
Recapitalisation under reverse merger		869	(10,000)
Depreciation and amortization			49,856
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	4,901	23,994	(28,877)
(Decrease) Increase in accounts payable other and accrued liabilities	3,239	27,913	115,598

Net cash (used)/surplus in operating activities	(5,141)	(54,706)	(1,681,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	0	(901)	(53,657)
Net cash used in investing activities	0	(901)	(53,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	0	29,251	1,616,307
Net cash from financing activities	0	29,251	1,616,307

Effect of exchange rate changes on cash	4,710	(2,946)	119,171

Net (decrease) increase in cash	(431)	(29,302)	134

Cash at beginning of period	565	42,477	-
Cash at end of period	134	$13,175	$134
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-	-
9

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2013. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products, or to enter into any or a sufficient number of joint ventures. The Company has no revenue to date.

Since inception through Marc 31 31, 2013, the Company had an accumulated deficit of $9,720,758and net cash used in operations of $5,141. However, management of the Company believes that the future funding from private placements of the Company’s common shares will allow them to continue operations and execute its business plan.

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

The Company expects to be world leaders in semantic technology, by having iGlue to be a unique ‘system’ of several interwoven computational principles the end result of which is the world’s best Web 3.0 search content organizer and search technology.

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended March 31, 2013, March 31, 2012 and for the period from September 19, 2007 (date of inception) to March 31, 2013.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2013, the Company had no warranty obligations..

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at March 31, 2013 is $67,489.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended March 31, 2013 and March 31, 2012, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2013 and March 31, 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Recent Accounting Pronouncements:

In December 2012, the FASB issued Accounting Standards Update 2012-260—Financial Instruments—Credit Losses (Subtopic 825-15). The amendments in the proposed Update would require an entity to recognize an allowance for expected credit losses that reflects management’s current estimate of the contractual cash flows that the company does not expect to collect, based on its assessment of credit risk as of the reporting date. The proposed amendments would remove the existing "probable" threshold in U.S. generally accepted accounting principles (GAAP) for recognizing credit losses and broaden the range of information that must be considered in measuring the allowance for expected credit losses.

In October 2012, the FASB issued Accounting Standards Update—Consolidation (Topic 810). The objective of this proposed Update is to resolve the diversity in practice in the accounting by a reporting entity for the difference between the fair value of the financial assets and the fair value of the financial liabilities of a consolidated collateralized financing entity and to arrive at the amount a reporting entity would ultimately expect to realize.

In July 2012, the FASB issued Accounting Standards Update—Not-for-Profit Entities (Topic 958). The objective of this proposed Update is to address the diversity in practice about what guidance not-for-profit entities should apply for recognizing and measuring personnel services received from an affiliate, that is, a party that directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with the recipient not-for-profit entity. Differing views exist about whether a recipient not-for-profit entity should consider personnel services received from an affiliate as a contribution and apply the revenue recognition guidance for not-for-profit entities.

In July 2012 the FASB issued Accounting Standards Update—Presentation of Financial Statements (Topic 205). There is minimal guidance in U.S. GAAP about when and how an entity should apply the liquidation basis of accounting. Consequently, there is diversity in practice. The objective of the proposed Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures.

In June 2012 the FASB issued Accounting Standards Update—Financial Instruments (Topic 825). The objective of this proposed Update is to improve financial reporting about certain risks inherent in financial instruments and how they contribute to broader risks to which the reporting organization is exposed. The proposed Update addresses many stakeholders' concerns about how organizations disclose their exposures to liquidity risk and interest rate risk, two risks that were prominent during the recent financial crisis and that continue to be relevant to reporting organizations on an ongoing basis, and proposes to require expanded and standardized disclosures about these risks.

In January 2012 the FASB issued Accounting Standards Update—Revenue Recognition (Topic 605): Codification Amendments. This is a companion document to the Exposure Draft of proposed Accounting Standards Update, Revenue Recognition (Topic 605): Revenue from Contracts with Customers (proposed update on revenue

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

recognition), which was issued November 14, 2011. This document includes the proposed amendments that codify the guidance in the proposed update on revenue recognition and the amendments to Subtopics that will be consequentially affected by this proposed Update.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - OTHER RECEIVABLES

	March 31, 2013	December 31, 2012

Taxes receivable	28,876	33,778

Total	28,876	33,778

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Rights and software	$946	$12,979
Total	946	12,979
Less: Accumulated amortization	(34)	(11,863)
Net intangibles	912	1,116

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Computers and office equipments	$35,184	$38,761
Total	35,184	38,761
Less: Accumulated depreciation	(33,396)	(36,076)
Net property and equipment	1,788	2,685

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2013	December 31, 2012

Accounts payable	$30,219	$31,638
Accrued expenses	48,162	41,066
Total	78,381	72,704

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC. The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2013. The accrued loan interest amounts to $22,196 at March 31, 2013.

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

At any time between the original issue date and the maturity date (December 31, 2013) unless previously repaid by the Company, this Debenture shall be convertible into shares of common stock of the Company, par value $0.001 per share, at the option of the holder, in whole or in part. The holder shall effect conversions by delivering to the Company the form of Notice of Conversion specifying therein the amount of the loan plus interest to be converted. The date which the Company receives the Notice of Conversion shall be the conversion date.

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the Notice of Conversion to the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES

	March 31, 2013	December 31, 2012

Liabilities to employees	3,388$	$38,848
Accrued loan interest	139,827	104,548
Other	20,746	807
Total	163,961	144,203

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

The Company has four common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00,$9.00 and $10.00 per share, respectively. Each warrant entitles the holder to purchase from the Company up to 1,000,000 warrant shares with the exemption of the $10.00 warrant which is for 1,500,000 shares. As of March 31, 2013, the Company still has four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock.

As of March 21], 2013, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by former Chief Executive Officer and Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of the Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote. As of March 31, 2013 Mr. Vasko has not yet converted any of this Preferred into common.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended March 31, 2013	For the period ended March 31, 2012

Server hosting	$-	$-
Translations	-	-
Software development	-	45,763
Payroll expenses	-	507,792
Other	-	-
Total	-	$553,555

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended March 31, 2013	For the period ended March 31, 2012

Material expenses		$1,035
Stock based compensation	492,000	574,000
Cost of services	12,488	23,933
Depreciation and amortization	793	869
Other expenses	-	-

Total	505,281	$599,837

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended March 31, 2013	For the period ended March 31, 2012

Interest expense	22,196	22,439
Interest income	-	-
Exchange gains, net	-	90
Total	22,196	$(22,529)

NOTE 13 - SUBSEQUENT EVENTS

On March 7, 2013 Mr. Zoltan Budy, Chief Financial Officer of the company resigned. This resignation was not the result of any disagreement with the Company. Mr. Budy was replaced by Mr. Peter Boros who also serves as the Company’s Chief Executive Office.

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

As of September 30, 2012, the Company has completed development of iGlue and has released its first version to the general public. As of March 31, 2013 we have removed iGlue from the public website because of server relocation and redesign of some of its functions based on user feedback. We plan on relaunching the application in Q3 of 2013. Upon relaunch we will focus on international expansion and growth of our product.

Upon relaunch we plan to implement an international marketing campaign aimed at raising iGlue’s user base, increase our employee numbers for further development work, launch a mobile version of iGlue on the iPad and open a new sales and marketing office in the United States.  We intend to launch the administrator interface of our advertising system and increase the size of our semantic database to 500 million entities while adding 4 more languages including Spanish, Russian, German and French.

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,		September 19, 2007 (inception) through March 31,
	2013	2012	2013
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$505,281	599,837	7,051,802
Loss from operations	$505,281	1,153,392	9,569,117
Interest Expenses and Exchange Gains	$22,196	22,529	151,641
Net loss	$527,477	1,175,921	9,720,758

Revenue

For the three months ended March 31, 2013 and 2012, the Company had no revenues.

Research and development

For the three months ended March 31, 2013, research and development expenses were nil as compared to $553,555 for the three months ended March 31, 2012. The Company ceased researched and development activities in 2013.

General, selling and administrative expenses

For the three months ended March 31, 2013, general, selling and administrative expenses were $505,281 as compared to $599,837 for the three months ended March 31, 2012. General, selling and administrative expenses are attributable to the stock based payment to employees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013 and March 31, 2012.

	March 31, 2013	December 31, 2012
Current Assets	$29,011	$34,343
Current Liabilities	$992,342	$966,907
Working Capital Deficit	$963,331	$932,564

At March 31, 2013, the company had a working capital deficit of $(963,331), as compared to a working capital deficit of $(932,564), at December 31, 2012, an increase of $30,767. The increase in working capital deficit is primarily related to an increase in debt financing and operating liabilities.

Loss from operations for the three months ended March 31, 2013 and 2012, was $505,281and $1,153,392, respectively. The net loss for the three months ended March 31, 2013 and 2012, was $527,477and $1,175,921, respectively. Cash used in operating activities for the three months ended March 31, 2013 and 2012 was primarily for legal and professional fees.

Going concern

On the Company’s Annual Report on Form 10-K, filed on April 15, 2013, our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls are not effective due to the material weakness in internal control over financial reporting disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15 20, 2013.

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

In June 2012, the Company entered into an agreement with the company of one director of the Company for consulting services. Pursuant to the agreement, the professional will provide consulting services to the Company in 2012. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $11,735 for the period ended September 30, 2012, respectively and $11,735 for the period from September 19, 2007 (date of inception) to September 30, 2012, in accordance with ASC 505-50 and ASC 718-10.

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

There were no defaults upon senior securities during the quarter ended March 31, 2013.

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

IGLUE, INC.
(Registrant)

Dated: May 20, 2013
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer and Chief Financial Officer

