Form 10-Q
period 2013-06-30
iGlue, Inc.
filed 2013-08-14
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 14, 2013 there were 11,919,370 shares outstanding of the registrant’s common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Amounts in USD

	June 30, 2013	December 31, 2012

ASSETS

Current Assets
Cash	$155	$565
Other receivables	26,816	33,778
Total Current Assets	26,971	34,343

Intangible assets, net	851	1,116
Fixed assets, net	1,195	2,685
Total Non-Current Assets	2,046	3,801

Total Assets	29,017	38,144

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$90,874	$72,704
Note payable	750,000	750,000
Other liabilities	184,501	144,203
Total Current Liabilities	1,025,375	966,907

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 shares issued and outstanding	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding	1,000	1,000
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding		-
Unearned compensation	(1,080,000)	(2,064,000)
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9,661,926 (11,006,455)	9,661,926 (9,953,281)
	116,040	114,461
Total Stockholders’ Deficit	(996,358)	(928,763)

Total liabilities and stockholders’ deficit	29,017	38,144

3

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Amounts in USD

	Notes	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the Period from September 19, 2007 (date of inception) to June 30, 2013

Net Sales		$-	$ -	$-	$ -	$ -

Research and development	10	0	172,549	0	726,104	2,051,802
General administration	11	503,255	4,856,446	1,008,536	5,456,283	8,020,570

Operating expenses		503,255	5,028,995	1,008,536	6,182,387	10,072,372
Loss from operations		(503,255)	(5,028,995)	(1,008,536)	(6,182,387)	(10,072,372)
Interest expenses and exchange gains	12	(22,442)	(22,664)	(44,638)	(45,193)	(174,083)
Net loss		(525,697)	(5,051,659)	(1,053,174)	(6,227,580)	(10,246,455)
Other comprehesinve income		(2,030)	33,692	1,579	30,746	116,040
Total comprehensive loss		(527,727)	(5,017,967)	(1,051,595)	(6,196,934)	(10,130,415)
Basic and diluted loss per share Weighted average number of shares outstanding – Basic and diluted		(0.04) 11,919,370	(0.45) 11,350,371	(0.09) 11,919,370	(0.55) 11,247,148

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

7

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total
Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)
Amortization of share based compensation				984,000		984,000
Net loss for the period		(1,053,174)				(1,053,174)
Currency Translation Adjustment					1,579	1,579
Balance at June 30, 2013	1,312,131	(11,006,455)	9,661,926	(1,080,000)	116,040	(996,358)
8

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended June 30, 2013	For the period ended June 30, 2012	Cumulative from September 19, 2007 (date of inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,053,174)	(6,227,580)	$(10,246,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	44,630	44,877	149,178
Stock based payments	984,000	5,962,735	8,277,750
Recapitalisation under reverse merger			(10,000)
Depreciation and amortization	1,579	2,033	50,646
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	6,962	1,492	(28,816)
(Decrease) Increase in accounts payable other and accrued liabilities	14,834	22,747	128,197

Net cash (used)/surplus in operating activities	(1,169)	(193,696)	(1,679,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	0	(707)	(52,692)
Net cash used in investing activities	0	(707)	(52,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	0	138,899	1,616,307
Net cash from financing activities	0	138,899	1,616,307

Effect of exchange rate changes on cash	1,579	30,746	116,040

Net (decrease) increase in cash	(410)	(24,758)	155

Cash at beginning of period	565	42,477	-
Cash at end of period	155	$17,719	$155
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-	-
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

Since inception through June 30, 2013, the Company had an accumulated deficit of $10,246,455 and net cash used in operations of $1,679,500. However, management of the Company believes that the future funding from private placements of the Company’s common shares will allow them to continue operations and execute its business plan.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended June 30, 2013, June 30, 2012 and for the period from September 19, 2007 (date of inception) to June 30, 2013.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At June 30, 2013, the Company had no warranty obligations..

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at June 30, 2013 is $116,040.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended June 30, 2013 and June 30, 2012, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended June 30, 2013 and June 30, 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard have no material impact on its financial position, results of operations or cash flows.

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

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The adoption of this standard have no a material impact on its financial position, results of operations or cash flows.

 iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - OTHER RECEIVABLES

	June 30, 2013	December 31, 2012

Taxes receivable	26,816	33,778

Total	26,816	33,778

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Rights and software	$12,468	$12,979
Total	12,468	12,979
Less: Accumulated amortization	(11,617)	(11,863)
Net intangibles	851	1,116

 NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Computers and office equipments	$36,918	$38,761
Total	36,918	38,761
Less: Accumulated depreciation	(35,723)	(36,076)
Net property and equipment	1,195	2,685

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30, 2013	December 31, 2012

Accounts payable	$55,490	$31,638
Accrued expenses	35,384	41,066
Total	90,874	72,704

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC. The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2013. The accrued loan interest amounts to $149,178 at June 30, 2013.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES

	March 31, 2013	December 31, 2012

Liabilities to employees	$—	$38,848
Accrued loan interest	149,178	104,548
Other	35,323	807
Total	184,501	144,203

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED June 30, 2012 AND DECEMBER 31, 2012

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED June 30, 2013 AND DECEMBER 31, 2012

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED June 30, 2013 AND DECEMBER 31, 2012

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED June 30, 2013 AND DECEMBER 31, 2012

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

As of February, 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Chief Executive Officer and sole director, Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended June 30, 2013	For the period ended June 30, 2012

Server hosting	$—	$23,133
Translations	—	161
Software development	—	49,124
Payroll expenses	—	627,754
Other	—	25,932
Total	—	$726,104

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended June 30, 2013	For the period ended June 30, 2012

Material expenses	$—	$1,613
Stock based compensation	984,000	5,395,000
Cost of services	22,957	57,637
Depreciation and amortization	1,579	2,033
Other expenses	—	—

Total	1,008,536	$5,456,283

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended June 30, 2013	For the period ended June 30, 2012

Interest expense	44,637	45,159
Interest income	—	—
Exchange gains, net	1	34
Total	44,638	$45,193

NOTE 13 - SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As of September 30, 2012, the Company has completed development of iGlue and has released its first version to the general public. As of June 30, 2013 we have removed iGlue from the public website because of server relocation and redesign of some of its functions based on user feedback. We plan on relaunching the application in Q3 of 2013. Upon relaunch we will focus on international expansion and growth of our product.

Upon relaunch we plan to implement an international marketing campaign aimed at raising iGlue’s user base, increase our employee numbers for further development work, launch a mobile version of iGlue on the iPad and open a new sales and marketing office in the United States.  We intend to launch the administrator interface of our advertising system and increase the size of our semantic database to 500 million entities while adding 4 more languages including Spanish, Russian, German and French. Pending further funding, we launch an international marketing campaign.

Results of Operations

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,		September 19, 2007 (inception) through June 30,
	2013	2012	2013
Net sales	$-	-	-
Gross profit	$-	-	-
R&D costs	$-	726,104	2,051,802
General and administrative expenses	$1,008,536	5,456,283	8,020,570
Loss from operations	$1,008,536	6,182,387	10,072,372
Interest Expenses and Exchange Gains	$44,638	45,193	174,083
Net loss	$1,053,174	6,227,580	10,246,455

Revenue

For the six months ended June 30, 2013 and 2012, the Company had no revenues.

Research and development

For the three months ended June 30, 2013, research and development expenses were nil as compared to $726,104 for the six months ended June 30, 2012. The Company ceased researched and development activities in 2013.

General, selling and administrative expenses

For the six months ended June 30, 2013, general, selling and administrative expenses were $1,008,536 as compared to $5,456,283 for the six months ended June 30, 2012. General, selling and administrative expenses are attributable to the stock based payment to employees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Current Assets	$26,971	$34,343
Current Liabilities	$1,025,375	$966,907
Working Capital Deficit	$998,404	$932,564

At June 30, 2013, the company had a working capital deficit of $(998,404), as compared to a working capital deficit of $(932,564), at December 31, 2012, an increase of $65,840. The increase in working capital deficit is primarily related to an increase in debt financing and operating liabilities.

Loss from operations for the six months ended June 30, 2013 and 2012, was $1,008,536 and $6,182,387, respectively. The net loss for the six months ended June 30, 2013 and 2012, was $1,053,174 and $6,227,580, respectively. Cash used in operating activities for the six months ended June 30, 2013 and 2012 was primarily for legal and professional fees.

Going concern

In the Company’s Annual Report on Form 10-K, for the period ended December 31, 2012 filed on April 15, 2013, our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

There were no defaults upon senior securities during the quarter ended June 30, 2013.

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

Dated: August 14, 2013
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer and Chief Financial Officer

