Form 10-Q
period 2013-09-30
iGlue, Inc.
filed 2013-11-22
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 14, 2013 there were 11,919,370 shares outstanding of the registrant’s common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Amounts in USD

		September 30, 2013	December 31, 2012

ASSETS

Current Assets
Cash		$559	$565
Other receivables	3	28,700	33,778
Total Current Assets		29,259	34,343

Intangible assets, net	4	761	1,116
Fixed assets, net	5	639	2,685
Total Non-Current Assets		1,400	3,801

Total Assets		30,659	38,144

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	$97,346	$72,704
Note payable	7	750,000	750,000
Other liabilities	8	211,462	144,203
Total Current Liabilities		1,058,808	966,907

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 11,919,370 shares issued and outstanding	9	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding			—
Unearned compensation		(588,000)	(2,064,000)
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9	9,661,926 (11,529,103)	9,661,926 (9,953,281)
		114,897	114,461
Total Stockholders’ Deficit		(1,028,149)	(928,763)

Total liabilities and stockholders’ deficit		30,659	38,144

3

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Amounts in USD

	Notes	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the Period from September 19, 2007 (date of inception) to September 30, 2013

Net Sales		$—	$—	$—	$—	$—

Research and development	10	0	84,054	0	810,158	2,051,802
General administration	11	499,963	621,559	1,508,499	6,077,842	8,520,533

Operating expenses		499,963	705,613	1,508,499	6,888,000	10,572,335
Loss from operations		(499,963)	(705,613)	(1,508,499)	(6,888,000)	(10,572,335)
Interest expenses and exchange gains	12	(22,685)	(22,413)	(67,323)	(67,606)	(196,768)
Net loss		(522,648)	(728,026)	(1,575,822)	(6,955,606)	(10,769,103)
Other comprehensive income		(1,143)	15,274	436	46,020	114,897
Total comprehensive loss		(523,791)	(712,752)	(1,575,386)	(6,909,586)	(10,654,206)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		(0.04) 11,919,370	(0.06) 11,955,370	(0.13) 11,919,370	(0.60) 11,491,634

November 14, 2013

4

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Issuance of common stock	$17,306					$17,306
Currency Translation Adjustment					$(200)	(200)	(200)
Net loss for the period			$(47,733)			(47,733)	(47,733)
Balance at December 31, 2007	$17,306	$—	$(47,733)	$—	$(200)	$(30,627)	$(47,933)
Currency Translation Adjustment					24,653	24,653	24,653

Net loss for the period			(231,501)			(231,501)	(231,501)
Balance at December 31, 2008	$17,306	$—	$(279,234)	$—	$24,453	$(237,475)	$(206,848)
Issuance of common stock	$2,643			251,057		$253,700
Currency Translation Adjustment					$(15,742)	(15,742)	(15,742)
Net loss for the period			$(253,511)			(253,511)	(253,511)
Balance at December 31, 2009	$19,949	$—	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)

5

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Capital receivable	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2009	$19,949	$—	$(532,745)	$251,057	$8,711	$(253,028)	$(269,253)
Issuance of common stock	$2,678	(666)		594,483		$596,495
Currency Translation Adjustment					$66,173	66,173	66,173
Net loss for the period			$(363,030)			(363,030)	(363,030)
Balance at December 31, 2010	$22,627	$(666)	$(895,775)	$845,540	$74,884	$46,610	$(296,857)
Recapitalisation under reverse merger	$128,655			$(128,655)		—
Preferred stock series A	$1,000			$(1,000)
Preferred stock series B	$886			$(886)
Payment of advance on stock issue		$666		$609,241		609,907
Issue of convertible note for reverse merger (see Note 7)			(760,000)			(760,000)
Currency Translation Adjustment					$(7,395)	(7,395)	(7,395)
Net loss for the period			$(632,584)			$(632,584)	$(632,584)
Balance at December 31, 2011	$153,168	—	$(2,288,359)	$1,324,240	$67,489	(743,462)	$(639,979)
6

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)
Balance at December 31, 2011	$153,168	$(2,288,359)	$1,324,240	$—	$67,489	(743,462)	$(639,979)
Private placement of shares at $1 per share	12,790		103,485			116,275
Share based payment at $8 per share	13,420		962,580	(976,000)		—
Share based payment at $9.25 per share	89,210		7,412,540	(7,501,750)		—
Private placement of shares at $2 per share	1,245		21,379			22,624
Share based payment at $4 per share	22,000		858,000	(880,000)		—
Issue of shares for advance payments	46,584		(46,584)			—
Stock split	973,714		(973,714)			—
Amortization of share based compensation				7,293,750		7,293,750
Net loss for the period		(7,664,922)				(7,664,922)	(7,664,922)
Currency Translation Adjustment					46,972	46,972	46,972
Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)	(7,617,950)

7

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total
Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)
Amortization of share based compensation				1,476,000		1,476,000
Net loss for the period		(1,575,822)				(1,575,822)
Currency Translation Adjustment					436	436
Balance at September 30, 2013	1,312,131	(11,529,103)	9,661,926	(588,000)	114,897	(1,028,149)
8

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended September 30, 2013	For the period ended September 30, 2012	Cumulative from September 19, 2007 (date of inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,575,822)	(6,955,606)	$(10,769,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	67,323	67,562	149,178
Stock based payments	1,476,000	6,628,243	8,769,750
Recapitalisation under reverse merger			(10,000)
Depreciation and amortization	2,261	2,970	52,907
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	5,078	(6,765)	(28,700)
(Decrease) Increase in accounts payable other and accrued liabilities	24,718	37,983	159,630

Net cash (used)/surplus in operating activities	(442)	(225,613)	(1,676,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	0	(1,043)	(54,307)
Net cash used in investing activities	0	(1,043)	(54,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	0	138,899	1,616,307
Net cash from financing activities	0	138,899	1,616,307

Effect of exchange rate changes on cash	436	46,020	114,897

Net (decrease) increase in cash	(6)	(41,737)	559

Cash at beginning of period	565	42,477	—
Cash at end of period	559	$740	$559
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	—
Taxes	—	—	—
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

Going Concern and Management’s Plan

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $10,769,103. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s product, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended September 30, 2013, September 30, 2012 and for the period from September 19, 2007 (date of inception) to September 30, 2013.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2013, the Company had no warranty obligations..

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at September 30, 2013 is $114,897.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended September 30, 2013 and September 30, 2012, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2013 and September 30, 2012, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Recent Accounting Pronouncements:

There are no recent accounting pronouncements affecting the Company.

NOTE 3 - OTHER RECEIVABLES

	September 30, 2013	December31, 2012

Taxes receivable	28,700	33,778

Total	28,700	33,778

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Rights and software	$2,567	$12,979
Total	2,567	12,979
Less: Accumulated amortization	(1,806)	(11,863)
Net intangibles	761	1,116

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Computers and office equipments	$37,751	$38,761
Total	37,751	38,761
Less: Accumulated depreciation	(37,112)	(36,076)
Net property and equipment	639	2,685

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2013	December 31, 2012

Accounts payable	$51,148	$31,638
Accrued expenses	46,198	41,066
Total	97,346	72,704

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC. The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2013. The accrued loan interest amounts to $171,863 at September 30, 2013.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES

	September 30, 2013	December 31, 2012

Liabilities to employees	$—	$38,848
Accrued loan interest	171,863	104,548
Other	39,599	807
Total	211,462	144,203

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

On February 21, 2012, the Company entered into a restricted stock agreement with Gergely Nyikos, Designer at the Company. As part of the agreement Mr. Nyikos was granted 18,000 shares of restricted common stock, of which 2,000 shares vested immediately with the rest vesting in equal installments of 2,000 shares per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on December 31, 2013 or until such date, if it is prior to December 31, 2013, provided Mr. Nyikos remains employed by the Company. On September 30, 2012 Mr. Nyikos submitted her immediate resignation, therefore forfeiting his unvested shares. Upon his resignation the Company cancelled 12,000 of Mr. Nyikos’s unvested shares.

On February 21, 2012, the Company entered into a restricted stock agreement with Zoltan Annus, Project Manager of the Company. As part of the agreement Mr. Annus was granted 60,000 shares of restricted common stock, of which 6,000 shares vesting in equal installments per each closed quarter, commencing with the first quarter of March 31, 2012 and ending on September 30, 2014 or until such date, if it is prior to September 30, 2014, provided Mr. Annus remains employed by the Company.

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

In June 2012, the Company entered into an agreement with the company of one director for consulting services. According to the agreement the professional provides consulting services to the Company in 2012. In connection with these services, the Company issued to them 15,000 shares of the Company’s common stock. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2013, respectively and $138,750 for the period from September 19, 2007 (date of inception) to September 30, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

As of December 31, 2012, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Company’s former President Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended September 30, 2013	For the period ended September 30, 2012

Server hosting	$—	$—
Translations	—	—
Software development	—	93,347
Payroll expenses	—	683,314
Other	—	33,497
Total	—	810,158

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended September 30, 2013	For the period ended September 30, 2012

Material expenses	$—	$1,938
Stock based compensation	1,476,000	5,949,000
Cost of services	30,238	123,934
Depreciation and amortization	2,261	2,970
Other expenses	—	—

Total	1,508,499	6,077,842

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended September 30, 2013	For the period ended September 30, 2012

Interest expense	$67,322	$67,570
Interest income	—	—
Exchange gains, net	1	36
Total	67,323	67,606

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 21, 2013, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

As of September 30, 2013, the Company has completed development of iGlue and has released its first version to the general public. As of September 30, 2013 we have removed iGlue from the public website because of server relocation and redesign of some of its functions based on user feedback. We plan on relaunching the application in Q2 of 2014. Upon relaunch we will focus on international expansion and growth of our product.

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

Results of Operations

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,		September 19, 2007 (inception) through September 30,
	2013	2012	2013
Net sales	$—	—	—
Gross profit	$—	—	—
General and administrative expenses	$1,508,499	6,077,842	8,520,533
Loss from operations	$1,508,499	6,888,000	10,572,335
Interest Expenses and Exchange Gains	$67,323	67,606	196,768
Net loss	$1,575,822	6,955,606	10,769,103

Revenue

For the nine months ended September 30, 2013 and 2012, the Company had no revenues.

Research and development

For the six months ended September 30, 2013, research and development expenses were nil as compared to $810,158 for the six months ended September 30, 2012. The Company ceased researched and development activities in 2013.

General, selling and administrative expenses

For the nine months ended September 30, 2013, general, selling and administrative expenses were $1,508,499 as compared to $6,077,842 for the nine months ended September 30, 2012. General, selling and administrative expenses are attributable to the stock based payment to employees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Current Assets	$29,259	$34,343
Current Liabilities	$1,058,808	$966,907
Working Capital Deficit	$1,029,549	$932,564

At September 30, 2013, the company had a working capital deficit of $(1,029,549), as compared to a working capital deficit of $(932,564), at December 31, 2012, an increase of $96,985. The increase in working capital deficit is primarily related to an increase in debt financing and operating liabilities.

Loss from operations for the nine months ended September 30, 2013 and 2012, was $1,508,499 and $6,888,000, respectively. The net loss for the nine months ended September 30, 2013 and 2012, was $1,575,822 and $6,955,606, respectively. Cash used in operating activities for the nine months ended September 30, 2013 and 2012 was primarily for legal and professional fees.

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

Our resources are currently insufficient to fund our operations and capital requirements. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

There were no defaults upon senior securities during the quarter ended September 30, 2013.

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

Dated: November 22, 2013
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer and Chief Financial Officer

