Form 10-K
period 2013-12-31
iGlue, Inc.
filed 2014-04-14
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2013

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

Large Accelerated Filer 	Accelerated Filer 
Non-Accelerated Filer 	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

The registrant had no revenue for its most recently completed fiscal year end.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on a closing price of $2.90 was approximately $22,212,746.  As of June 30, 2013, there were 11,995,370 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

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

Our executive offices are located at Soroksari ut 94-96, Budapest, 1095 Hungary

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

Research and Development Activities

For the fiscal years ending December 31, 2013 and 2012, we spent $0 and $945,123 on research and project development costs, respectively.

To date, research and project development costs include the research and development expenses related to the development, marketing and distribution of the iGlue system.

Employees

Including our Chief Executive Officer, Peter Boros, we had 1 full time employee in 2013 and 5 full time employees in 2012.

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

In their report dated April 14, 2014, our independent auditors stated that our financial statements for the years ended December 31, 2013 and 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

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

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational, financial and technological infrastructure. As of December 31, 2013, more than 50% of our employees had been with us for less than two years. As we continue to grow, we must expend significant resources to identify, hire, integrate, develop and motivate a large number of qualified employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our ability to continue launching new games and enhance existing games could suffer.

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

Item 4. Mine Safety Disclosures

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

Quarter ended	Low Price	High Price

March 31, 2012	$0.67	$0.67
June 30, 2012	$0.67	$0.69
September 30, 2012	$0.14	$2.20
December 31, 2012	$3.30	$5.50
March 31, 2013	$0.11	$3.35
June 30, 2013	$2.90	$2.9
September 30, 2013	$2.90	$2.90
December 31, 2013	$1.00	$2.90

Holders of Our Common Stock

As of April 14, 2014, a total of 11,919,370 shares of our common stock of the Company (the “Common Stock”) are currently issued and outstanding held by approximately 65 shareholders of record.

Holders of Our Preferred Stock

As of April 14, 2014, there are 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by our former Chief Executive Peter Vasko.

Series A Convertible Preferred Stock

As of April 14, 2013, there were 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by former Chief Executive Officer Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote. As of this filing Mr. Vasko has not converted any of the Series A Preferred.

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

Issuer Purchases of Equity Securities

As of April 14, 2014, we have not purchased any equity securities.

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

PLAN OF OPERATION

Our Company has developed a semantic search engine called iGlue, which works by organizing content through the context of our user’s internet search. We have successfully launched our product and are currently marketing iGlue internationally through our website located at http://www.iglue.com.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2013

	Year ended
	December 31, 2013	December 31, 2012
Net sales	$—	$—
Gross profit	$—	$—
General and administrative expenses	$2,013,288	$6,629,983
Loss from operations	$2,013,288	$(7,575,106)
Net loss	$(2,104,727)	$(7,664,922)
Loss per common share – basic and diluted	$(0.18)	$(0.66)

iGlue Revenue

Although we have launched our product, we are currently in a development stage. At this time, we are internationally marketing our technology and have not generated any revenue to date.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy as described above. As such, we have not recognized any profit to date.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013, was $2,013,288 as compared to $ 6,629,983 for the year ended December 31, 2012.  The $4,616,695 decrease is attributable to the halt on reaserch and development activities and overall reduction in administrative activities in 2013.

Loss from Operations

Loss from operations for December 31, 2013, was $(2,013,288) as compared to $(7,575,106) for the year ended December 31, 2012.  The decrease of $5,560,195 in operating loss is primarily attributable to the overall pause of operation.

Other expenses

Other expenses consisted of interest expenses accrued on the Company’s liabilities.

Net Loss

Net loss for year ended December 31, 2013, was $ (2,104,727) or loss per share of $(0.18) as compared to $(7,664,922) or loss per share of $(0.66), for the comparable year ended December 31, 2012.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

The following table summarizes total current assets, liabilities and working capital at December 31, 2013, compared to December 31, 2012.

	December 31, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$209,628	34,343	$175,285
Current Liabilities	$1,276,716	966,907	$309,809
Working Capital (Deficit)	$(1,067,088)	(932,564)	$134,524

At December 31, 2013, we had a working capital deficit of $1,067,088 as compared to working capital deficit of $932,564 at December 31, 2012, an increase in working capital deficit of $134,524.  The increase of the deficit is attributable to an increase of total liabilities, including accrued interest related to the $750,000 note payable to Park Slope, LLC.

Net cash from operating activities for the year ended December 31, 2013 and 2012 was $3,395 and $(226,654) respectively.  The net loss for year ended December 31, 2013 and December 31, 2012 was $(2,104,727) and $(7,664,922) respectively. The Company’s slight cash surplus in operations was due to fundings from owners in order to improve short term liquidity and settle outstanding payables. The fundig was associated with reduced spendings in operations.

No cash was obtained through financing activities for the year ended December 31, 2013 as compared to $138,899 for the year ended December 31, 2012.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $(2,104,727) and modest net cash from operations of $3,395 for the year ended December 31, 2013, and working capital and stockholders’ deficit of $(1,067,088)and $(1,065,900) respectively, at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues and financing may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all, in 2014.

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

During the year ended December 31, 2013, there were no private placements, and there were no proceeds received from the exercise of stock options.

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

Cash and Cash Equivalents

As of December 31, 2013 and 2012, consolidated cash and equivalent balances totaled $3,636 and $565, respectively. As of December 31, 2013 the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

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

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820- 10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

OFF-BALANCE SHEET ARRANGEMENTS

We have four Common Stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. Each Warrant entitles the Holder to purchase from the Company up to 1,000,000 Warrant Shares. As of December 31, 2013, we have four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of our Common Stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in and disagreements with accountants on Accounting and financial disclosure.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2013, disclosure controls were not effective because of a material weakness in internal controls over reporting. The Company did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result of the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2011, internal controls over financial reporting were not effective because the Company had material weaknesses. The Company did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Peter Boros	37	Chief Executive Officer, Chief FinancialOfficer and Director	May 23, 2012

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, to the best of the Company’s knowledge, any reports required to be filed were timely filed as of April 14, 2014.

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

					Other	Option
Name and Principal		Salary		Bonus	Compensation	Awards	*Total
Position	Year	($)		($)	($)	($)	($)
Peter Boros	2013 2012 2011	$ $ $	0 0 0	$	$	$	$

EMPLOYMENT CONTRACTS

The Company has not entered into any employment agreements with our officers or directors. The Company intends to enter into employment agreements with our executive officers as we expand our business operations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 14, 2043, our authorized capitalization was 210,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of April 14, 2014, there were 11,919,370 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. As of April 14, 2014, there were 1,000,000 shares of our Series A Preferred stock all of which are fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders. Each share of Series A Preferred stock entitles its holder to 42 votes on each matter submitted to the stockholders.

The following table sets forth, as of April 14, 2014, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

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
30

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

On December 30, 2013 we extended this senior convertible note to December 31, 2014.

Warrants

We have four Common Stock purchase warrants issued and outstanding each with a term of five years after their issuance date and an exercise price of five dollars ($5.00), seven dollars ($7.00) nine dollars ($9.00) and ten dollars ($10) per share, respectively. Each warrant entitles the holder to purchase from the Company up to 1,000,000 shares of Common Stock. As of April 14, 2014, we have four warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of our Common Stock. The foregoing description of the warrants does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2011.

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

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by the Company’s auditor for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the year ended December 31, 2013 were approximately $19,460.

Aggregate fees billed by the Company’s auditor for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended December 31, 2013 and 2012 were approximately $19,460 and $19,460 respectively.

b.Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2013 and 2012.

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

IGLUE, INC.

Dated: April 14, 1014	By:	/s/ Peter Boros
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Boros Peter Boros	Chief Executive Officer, Chief Financial Officer and Director	April 14, 1014

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND

DECEMBER 31, 2012

IN ACCORDANCE WITH THE ACCOUNTING PRINCIPLES

GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2013	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2013	F-4 to F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-8
Notes to Consolidated Financial Statements	F-9 to F-21

Report of Independent Public Accounting Firm

Board of Directors and Stockholders
iGlue, Inc. (Hardwired Interactive, Inc.)
(a development stage company)
Budapest, Hungary

We have audited the accompanying balance sheets of iGlue, Inc. (formerly Hardwired Interactive, Inc.), a development stage company, as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (September 19, 2007) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGlue, Inc. (Hardwired Interactive, Inc.) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period then ended and the period from inception (September 19, 2007) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 1014

BDO Hungary Audit Ltd.

Registration number: 002387

Ferenc Baumgartner
General Manager	Registered Auditor

Chamber Registration Number: 005718

F-1

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

Amounts in USD

	Notes	December 31, 2013	December 31, 2012

ASSETS

Current Assets
Cash		$3,636	$565
Other receivables	3	26,023	33,778
Total Current Assets		29,659	34,343

Intangible assets, net	4	673	1,116
Fixed assets, net	5	515	2,685
Total Non-Current Assets		1,188	3,801

Total Assets		30,847	38,144

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	109,457	$72,704
Note payable	7	750,000	750,000
Other liabilities	8	237,290	144,203
Total Current Liabilities		1,096,747	966,907

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 11,919,370 shares issued and outstanding	9	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Unearned compensation		(96,000)	(2,064,000)
Additional Paid-In Capital Deficit accumulated during development stage	9	9,661,926 (12,058,008)	9,661,926 (9,953,281)
Other comprehensive income		114,051	114,461
Total Stockholders’ Deficit		(1,065,900)	(928,763)

Total liabilities and stockholders’ deficit		30,847	38,144

April 14, 2014

F-2

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

Amounts in USD

	Notes	For the period ended December 31, 2013	For the period ended December 31, 2012	For the Period from September 19, 2007 (date of inception) to December 31, 2013

Net Sales		$—	$—	$—

Research and development	10	—	945,123	2,051,802
General administration	11	2,013,288	6,629,983	9,025,323

Operating expenses		2,013,288	7,575,106	11,077,125
Loss from operations		(2,013,288)	(7,575,106)	(11,077,125)
Interest expenses and exchange gains	12	(91,439)	(89,816)	(220,883)
Net loss		(2,104,727)	(7,664,922)	(11,298,008)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		$(0.18) 11,599,152	$(0.66) 11,599,152

April 14, 1014

F-3

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

F-4

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
F-5

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
F-6

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)	(7,617,950)

Amortization of share based compensation				1,968,000		1,968,000
Net loss for the period		(2,104,727)				(2,104,727)	(2,104,727)
Currency Translation Adjustment					(410)	(410)	(410)
Balance at December 31, 2013	1,312,131	(12,058,008)	9,661,926	(96,000)	114,051	(1,065,900)	(2,105,137)
F-7

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended December 31, 2013	For the period ended December 31, 2012	Cumulative from September 19, 2007 (date of inception) to December 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,104,727)	$(7,664,922)	$(11,298,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	90,000	90,247	194,548
Stock based payments	1,968,000	7,293,750	9,261,750
Recapitalisation under reverse merger		—	(10,000)
Depreciation and amortization	2,527	3,794	52,383

Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	7,055	(7,708)	(26,023)
(Decrease) Increase in accounts payable other and accrued liabilities	40,540	58,185	152,199

Net cash used in operating activities	3,395	(226,654)	(1,673,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of non-current assets	—	(1,129)	(53,571)
Net cash used in investing activities	—	(1,129)	(53,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	—	138,899	1,616,307
Net cash from financing activities	—	138,899	1,616,307

Effect of exchange rate changes on cash	(324)	46,972	114,051

Net (decrease) increase in cash	3,071	(41,912)	3,636

Cash at beginning of period	565	42,477	-

Cash at end of period	$3,636	$565	$3,636
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	—
Taxes	—	—	-
F-8

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

NOTE 1 - GENERAL INFORMATION

In4 Ltd. was incorporated in Budapest, Hungary on September 19, 2007, with the objective to develop Web 3.0 internet technologies based on natural language processing and semantic analysis The company is located at Soroksari út. 94-96, Budapest, 1095 Hungary. The Company was owned by 3 private individuals and by Power of the Dreams Ventures, Inc.

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

Following the acquisition the former stockholders of In4 Ltd. owned a majority of the issued and outstanding common stock of iGlue, Inc. and the management of In4 Ltd. controlled the Board of Directors of iGlue, Inc. and its wholly-owned Hungarian subsidiary In4 Ltd. Therefore the acquisition has been accounted for as a reverse merger (the “Reverse Merger”) with In4 Ltd. as the accounting acquirer of iGlue. The Company has changed its prior name of Hardwired Inc. to iGlue, Inc. The accompanying consolidated financial statements of the Company reflect the historical results of In4 Ltd., and the consolidated results of operations of iGlue, Inc. subsequent to the acquisition date. In connection with the Exchange Agreement, iGlue, Inc. adopted the fiscal year end of In4 Ltd. as December 31.

All reference to shares and per share amounts in the accompanying consolidated financial statements have been restated to reflect the aforementioned shares exchange.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended December 31, 2013, December 31, 2012 and for the period from September 19, 2007 (date of inception) to December 31, 2013.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2013, the Company had no warranty obligations.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at December 31, 2013 is $114,051.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. At December 31, 2013 and December 31, 2012, respectively, the Company had the following convertible securities outstanding:

-	The Holder of the Series A Preferred Stock shall have the right, from time to time, commencing on January 1, 2013 and continuing until December 31, 2017, to convert two hundred thousand (200,000) shares of Series A Preferred Stock per calendar year into fully paid and non-assessable shares of Common Stock at the conversion ratio of Three Million (3,000,000) shares of Common Stock for each Two Hundred Thousand (200,000) shares of Series A Preferred Stock.
-	A total of 4,500,000 Warrant shares are convertible into 4,500,000 shares of common stock.
F-12

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

Recent accounting pronouncements:

There are no new accounting pronouncements that are applicable to the Company.

NOTE 3 - OTHER RECEIVABLES

	December 31, 2013	December 31, 2012

Taxes receivable	26,023	33,778
Deposit given	—	—
Other	—	—

Total	26,023	33,778

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Rights and software	$12,979	$12,979
Total	12,979	12,979
Less: Accumulated amortization	(12,306)	(11,863)
Net intangibles	673	1,116

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Computers and office equipments	$38,761	$38,761
Total	38,761	38,761
Less: Accumulated depreciation	(38,246)	(36,076)
Net property and equipment	515	2,685

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2013	December 31, 2012

Accounts payable	$72,053	$31,638
Accrued expenses	37,404	41,066
Total	109,457	72,704

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2012. The accrued loan interest amounts to $104,548 at December 31, 2013.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the Notice of Conversion to the Company.

This Note was extended to December 31, 2014.

NOTE 8 - OTHER LIABILITIES

	December 31, 2013	December 31, 2012

Liabilities to employees	$3,611	$38,848
Accrued loan interest	194,548	104,548
Other	39,131	807
Total	237,290	144,203

Other liabilities include operational funding from owners to improve short term liquidity and settle outstanding payables.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

In June 2012, the Company entered into an agreement with the company of one director for consulting services. According to the agreement the professional provides consulting services to the Company in 2012. In connection with these services, the Company issued to them 15,000 shares of the Company’s common stock. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2013, respectively and $138,750 for the period from September 19, 2007 (date of inception) to December 31, 2013, in accordance with ASC 505-50 and ASC 718-10.

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

As of December 31, 2013, the Company has four common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. The $5.00, $7.00 and $9.00 warrants entitle the holder to purchase from the Company up to 1,000,000 warrant shares each, while the $10.00 warrant holder can acquire up to 1,500,000 shares. As of December 31, 2013 the Company has four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock.

As of December 31, 2013, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Company’s former President Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

The fair value of the liability using Black-Scholes valuation at December 31, 2013 is nil which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended December 31, 2013	For the period ended December 31, 2012

Server hosting	$—	$—
Translations	—	167
Software development	—	103,718
Payroll expenses	—	805,818
Other	—	35,420
Total	$—	$945,123

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended December 31, 2013	For the period ended December 31, 2012

Material expenses	$—	$1,849
Stock based compensation	1,776,000	6,429,000
Cost of services	21,927	103,551
Depreciation and amortization	2,527	3,794
Other expenses	212,834	91,788

Total	2,013,288	6,629,982

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended December 31, 2013	For the period ended December 31, 2012

Interest expense	90,007	90,256
Interest income	—	—
Exchange loss, net	1,432	(440)
Total	$91,439	$89,816

NOTE 13 - SUBSEQUENT EVENTS

None.

