Form 10-Q
period 2014-03-31
iGlue, Inc.
filed 2014-05-15
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 14, 2014 there were 11,919,370 shares outstanding of the registrant’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Amounts in USD

	Notes	March 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash		$3,397	$3,636
Other receivables	3	27,678	26,023
Total Current Assets		31,075	29,659

Intangible assets, net	4	538	673
Fixed assets, net	5	403	515
Total Non-Current Assets		941	1,188

Total Assets		32,016	30,847

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	110,930	109,457
Note payable	7	750,000	750,000
Other liabilities	8	260,715	237,290
Total Current Liabilities		1,121,645	1,096,747

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 11,919,370 shares issued and outstanding	9	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding
Unearned compensation		(48,000)	(96,000)
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9	9,661,926 (12,132,132) 116,446	9,661,926 (12,058,008) 114,051

Total Stockholders’ Deficit		(1,089,629)	(1,065,900)

Total liabilities and stockholders’ deficit		32,016	30,847

May 14, 2014

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Amounts in USD

	Notes	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the Period from September 19, 2007 (date of inception) to March 31, 2014

Net Sales		$—	$—	$—

Research and development	10	0	0	2,051,802
General administration	11	51,932	505,281	9,077,255

Operating expenses		51,932	505,281	11,129,057
Loss from operations		(51,932)	(505,281)	(11,129,057)
Interest expenses and exchange gains	12	(22,192)	(22,196)	(243,075)
Net loss		(74,124)	(527,477)	(11,372,132)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		(0.06) 11,599,152	(0.05) 11,662,353

May 14, 2014

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

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Common and Preferred Stocks	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)	(7,617,950)

Amortization of share based compensation				1,968,000		1,968,000
Net loss for the period		(2,104,727)				(2,104,727)	(2,104,727)
Currency Translation Adjustment					(410)	(410)	(410)
Balance at December 31, 2013	1,312,131	(12,058,008)	9,661,926	(96,000)	114,051	(1,065,900)	(2,105,137)
Amortization of share based compensation				48,000		48,000
Net loss for the period		(74,124)				(74,124)	(74,124)
Currency Translation Adjustment					2,395	2,395	2,395
Balance at March 31, 2014	1,312,131	(12,132,132)	9,661,926	(48,000)	116,446	1,089,629	(2,176,866)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended March 31, 2014	For the period ended December 31, 2013	Cumulative from September 19, 2007 (date of inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(74,124)	$(2,104,727)	(11,372,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	22,192	90,000	216,740
Stock based payments	48,000	1,968,000	9,309,750
Recapitalisation under reverse merger
Depreciation and amortization	247	2,527	52,630
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	(1,655)	7,055	(27,678)
(Decrease) Increase in accounts payable other and accrued liabilities	2,706	40,540	154,905

Net cash (used)/surplus in operating activities	(2,634)	3,395	(1,665,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	0		(53,571)
Net cash used in investing activities	0	—	(53,571)
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	0		1,616,307
Net cash from financing activities	0	—	1,616,307
		—
Effect of exchange rate changes on cash	2,395	(324)	106,446

Net (decrease) increase in cash	(239)	3,071	3,397

Cash at beginning of period	3,636	565	—
Cash at end of period	$3,397	$3,636	$3,397
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	—
Taxes	—	—	—
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

Going Concern and Management’s Plan

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $12,132,132. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s product, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended March 31, 2014, March 31, 2013 and for the period from September 19, 2007 (date of inception) to March 31, 2014.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2014 the Company had no warranty obligations..

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at March 31, 2014 is $116,446.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended March 31, 2014 and March 31, 2013, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2014 and March 31, 2013, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Recent Accounting Pronouncements:

There are no recent accounting pronouncements affecting the Company.

NOTE 3 - OTHER RECEIVABLES

	March 31, 2014	December 31, 2013

Taxes receivable	$27,678	$26,023

Total	27,678	26,023

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Rights and software	$12,979	$12,979
Total	12,979	12,979
Less: Accumulated amortization	(12,441)	(12,306)
Net intangibles	538	673

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Computers and office equipments	$38,761	$38,761
Total	38,761	38,761
Less: Accumulated depreciation	(38,358)	(38,246)
Net property and equipment	403	515

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2014	December 31, 2013

Accounts payable	$73,526	$72,053
Accrued expenses	37,404	37,404
Total	110,930	109,457

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the original maturity date of December 31, 2012. The Note was extended to December 31, 2014. The accrued loan interest amounts to $216,740 at March 31, 2014.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

 NOTE 8 - OTHER LIABILITIES

	March 31, 2014	December 31, 2013

Liabilities to employees	$3,611	$3,611
Accrued loan interest	216,740	194,548
Other	40,364	39,131
Total	260,715	237,290

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended March 31, 2014	For the period ended March 31, 2013

Server hosting	$—	$—
Translations	—	—
Software development	—	—
Payroll expenses	—	—
Other	—	—
Total	—	—

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended March 31, 2014	For the period ended March 31, 2013

Material expenses	$—	$—
Stock based compensation	48,000	492,000
Cost of services	3,685	12,488
Depreciation and amortization	247	793
Other expenses		—

Total	51,932	505,281

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

 NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended March 31, 2014	For the period ended March 31, 2013

Interest expense	$22,192	$22,196
Interest income	—	—
Exchange gains, net	—	—
Total	22,192	22,196

NOTE 13 - SUBSEQUENT EVENTS

No subsequent events incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

As of March 31, 2014, the Company has completed development of iGlue and has released its first version to the general public. As of March 31, 2014 we have removed iGlue from the public website because of server relocation and redesign of some of its functions based on user feedback. We plan on relaunching the application in Q2 of 2014. Upon relaunch we will focus on international expansion and growth of our product.

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

Results of Operations

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	For the Three Months Ended March 31,		September 19, 2007 (inception) through March 31,
	2014	2013	2014
Net sales	$-	-	-
Gross profit	$-	-	-
General and administrative expenses	$51,932	505,281	9,077,255
Loss from operations	$51,932	505,281	11,129,057
Interest Expenses and Exchange Gains	$22,192	22,196	243,075
Net loss	$74,124	527,477	11,372,132

Revenue

For the three months ended March 31, 2014 and 2013, the Company had no revenues.

Research and development

For the three months ended March 31, 2014 and Mach 31, 2013 research and development expenses were nil . The Company ceased researched and development activities in 2013.

General, selling and administrative expenses

For the three months ended March 31, 2014 general, selling and administrative expenses were $51,932 as compared to $505,281 for the three months ended March 31, 2013. General, selling and administrative expenses are attributable to the stock based payment to employees that reduced by $444,000 from $492,000 for the period ended March 31, 2013 to $48,000 for the period ended March 31, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012.

	March 31, 2014	December 31, 2013
Current Assets	$31,075	$29,659
Current Liabilities	$1,121,645	$1,096,747
Working Capital Deficit	$1,090,570	$1,067,088

At March 31, 2014, the company had a working capital deficit of $1,090,570, as compared to a working capital deficit of $1,067,088, at December 31, 2013, an increase of $23,482. The increase in working capital deficit is primarily related to an increase in debt financing and operating liabilities.

Loss from operations for the three months ended March 31, 2014 and 2013, was $51,932 and $505,281, respectively. The net loss for the three months ended March 31, 2014 and 2013, was $74,124 and $527,477, respectively. Cash used in operating activities for the three months ended March 31, 2014 and 2013 was primarily for legal and professional fees.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls are not effective due to the material weakness in internal control over financial reporting disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

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

There were no defaults upon senior securities during the quarter ended March 31, 2014.

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

Dated: May 14, 2014
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer and Chief Financial Officer

