Form 10-Q
period 2014-09-30
iGlue, Inc.
filed 2014-11-17
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 14, 2014 there were 11,919,370 shares outstanding of the registrant’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Amounts in USD

	Notes	September 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash		$720	$3,636
Other receivables	3	20,407	26,023
Total Current Assets		21,127	29,659

Intangible assets, net	4	295	673
Fixed assets, net	5	272	515
Total Non-Current Assets		567	1,188

Total Assets		21,694	30,847

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	107,096	109,457
Note payable	7	750,000	750,000
Other liabilities	8	301,691	237,290
Total Current Liabilities		1,158,787	1,096,747

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 11,919,370 shares issued and outstanding	9	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding
Unearned compensation		—	(96,000)
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9	9,661,926 (12,232,689) 121,539	9,661,926 (12,058,008) 114,051

Total Stockholders’ Deficit		(1,137,093)	(1,065,900)

Total liabilities and stockholders’ deficit		21,694	30,847

November 14, 2014

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Amounts in USD

	Notes	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	For the Period from September 19, 2007 (date of inception) to September 30, 2014

Net Sales		$—	$—	$—	$—	$—

Research and development	10	0	0	0	0	2,051,802
General administration	11	4,104	499,963	107,366	1,508,499	9,132,689

Operating expenses		4,104	499,963	107,366	1,508,499	11,184,491
Loss from operations		(4,104)	(499,963)	(107,366)	(1,508,499)	(11,184,491)
Interest expenses and exchange gains	12	(22,685)	(22,685)	(67,315)	(67,323)	(288,198)
Net loss		(26,789)	(522,648)	(174,681)	(1,575,822)	(11,472,689)
Other comprehensive income		4,385	(1,143)	7,488	436	121,539
Total comprehensive loss		(22,404)	(523,791)	(167,193)	(1,575,386)	(11,351,150)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		(0.00) 11,919,370	(0.04) 11,919,370	(0.01) 11,919,370	(0.13) 11,919,370

November 15, 2014

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

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Common and Preferred Stocks	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)	(7,617,950)

Amortization of share based compensation				1,968,000		1,968,000
Net loss for the period		(2,104,727)				(2,104,727)	(2,104,727)
Currency Translation Adjustment					(410)	(410)	(410)
Balance at December 31, 2013	1,312,131	(12,058,008)	9,661,926	(96,000)	114,051	(1,065,900)	(2,105,137)
Amortization of share based compensation				96,000		96,000
Net loss for the period		(174,681)				(174,681)	(174,681)
Currency Translation Adjustment					7,488	7,488	7,488
Balance at September 30, 2014	1,312,131	(12,232,689)	9,661,926	—	121,539	(1,137,093)	(167,193)

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended September 30, 2014	For the period ended September 30, 2013	Cumulative from September 19, 2007 (date of inception) to September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(174,681)	(1,575,822)	(11,472,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	67,315	67,323	261,863
Stock based compensations	96,000	1,476,000	9,357,750
Recapitalisation under reverse merger
Depreciation and amortization	505	2,261	52,888
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	5,616	5,078	(20,407)
(Decrease) Increase in accounts payable other and accrued liabilities	(5,159)	24,718	137,040

Net cash (used)/surplus in operating activities	(10,404)	(442)	(1,683,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	—	—	(53,571)
Net cash used in investing activities	—	—	(53,571)
		—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	—	—	1,616,307
Net cash from financing activities	—	—	1,616,307
		—
Effect of exchange rate changes on cash	7,488	436	121,539

Net (decrease) increase in cash	(2,916)	(6)	720

Cash at beginning of period	3,636	565	—
Cash at end of period	$720	559	$720
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	—	—	—
Taxes	—	—	—
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

Going Concern and Management’s Plan

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $12,232,689. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company, although it has no specific plans in place.  Amounts raised will be used for further development of the Company’s product, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended September 30, 2014, September 30, 2013 and for the period from September 19, 2007 (date of inception) to September 30, 2014.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At September 30, 2014 the Company had no warranty obligations..

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at September 30, 2014 is $121,539.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended September 30, 2014 and September 30, 2013, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended September 30, 2014 and September 30, 2013, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

Recent Accounting Pronouncements:

There are no recent accounting pronouncements affecting the Company.

NOTE 3 - OTHER RECEIVABLES

	September 30, 2014	December 31, 2013

Taxes receivable	$20,407	$26,023

Total	20,407	26,023

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Rights and software	$12,979	$12,979
Total	12,979	12,979
Less: Accumulated amortization	(12,684)	(12,306)
Net intangibles	295	673

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Computers and office equipments	$38,761	$38,761
Total	38,761	38,761
Less: Accumulated depreciation	(38,489)	(38,246)
Net property and equipment	272	515

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2014	December 31, 2013

Accounts payable	$86,314	$72,053
Accrued expenses	20,782	37,404
Total	107,096	109,457

 iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the original maturity date of December 31, 2012. The Note was extended to December 31, 2014. The accrued loan interest amounts to $261,863 at September 30, 2014.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES

	September 30, 2014	December 31, 2013

Liabilities to employees	$3,272	$3,611
Accrued loan interest	261,863	194,548
Other	36,556	39,131
Total	301,691	237,290

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

In June 2012, the Company entered into an agreement with the company of one director for consulting services. According to the agreement the professional provides consulting services to the Company in 2012. In connection with these services, the Company issued to them 15,000 shares of the Company’s common stock. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended September 30, 2014, respectively and $138,750 for the period from September 19, 2007 (date of inception) to September 30, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended September 30, 2014	For the period ended September 30, 2013

Server hosting	$—	$—
Translations	—	—
Software development	—	—
Payroll expenses	—	—
Other	—	—
Total	—	—

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended September 30, 2014	For the period ended September 30, 2013

Material expenses	$—	$—
Stock based compensation	96,000	1,476,000
Cost of services	10,861	30,238
Depreciation and amortization	505	2,261
Other expenses		—

Total	107,366	1,508,499

 iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended September 30, 2014	For the period ended September 30, 2013

Interest expense	$67,315	$67,322
Interest income	—	—
Exchange gains, net	—	1
Total	67,315	67,323

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

As of September 30, 2014, the Company has completed development of iGlue and has released its first version to the general public. As of September 30, 2014 we have removed iGlue from the public website because of server relocation and redesign of some of its functions based on user feedback. We plan on relaunching the application in Q2 of 2015. Upon relaunch we will focus on international expansion and growth of our product.

Upon relaunching and upon raising the necessary funds, we plan to implement an international marketing campaign aimed at raising iGlue’s user base, increase our employee numbers for further development work, launch a mobile version of iGlue on the iPad and open a new sales and marketing office in the United States. We intend to launch the administrator interface of our advertising system and increase the size of our semantic database to 500 million entities while adding 4 more languages including Spanish, Russian, German and French.

Results of Operations

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the Three Months Ended September 30,		September 19, 2007 (inception) through September 30,
	2014	2013	2014
Net sales	$—	$—	$—
Gross profit	$—	$—	$—
General and administrative expenses	$4,104	$499,963	$9,132,689
Loss from operations	$4,104	$499,963	$11,184,491
Interest Expenses and Exchange Gains	$22,685	$22,685	$288,198
Net loss	$26,789	$522,648	$11,472,689

Revenue

For the three months ended September 30, 2014 and 2013, the Company had no revenues.

Research and development

For the three months ended September 30, 2014 and September 30, 2013 research and development expenses were nil. The Company ceased researched and development activities in 2013.

General, selling and administrative expenses

For the three months ended September 30, 2014 general, selling and administrative expenses were $4,104 as compared to $499,963 for the three months ended September 30, 2013. General, selling and administrative expenses are attributable to the stock based payment to employees that reduced by $492,000 from $492,000 for the period ended September 30, 2013 to $0 for the period ended September 30, 2014.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the Nine Months Ended September 30,		September 19, 2007 (inception) through September 30,
	2014	2013	2014
Net sales	$—	$—	$—
Gross profit	$—	$—	$—
General and administrative expenses	$107,366	$1,508,499	$9,132,689
Loss from operations	$107,366	$1,508,499	$11,184,491
Interest Expenses and Exchange Gains	$67,315	$67,323	$288,198
Net loss	$174,681	$1,575,822	$11,472,689

Revenue

For the nine months ended September 30, 2014 and 2013, the Company had no revenues.

Research and development

For the nine months ended September 30, 2014 and September 30, 2013 research and development expenses were nil. The Company ceased researched and development activities in 2013.

General, selling and administrative expenses

For the nine months ended September 30, 2014 general, selling and administrative expenses were $107,366 as compared to $1,508,499 for the nine months ended September 30, 2013. General, selling and administrative expenses are attributable to the stock based payment to employees that reduced by $1,380,000 from $1,476,000 for the period ended September 30, 2013 to $96,000 for the period ended September 30, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Current Assets	$21,127	$29,659
Current Liabilities	$1,158,787	$1,096,747
Working Capital Deficit	$1,137,660	$1,067,088

At September 30, 2014, the company had a working capital deficit of $1,137,660, as compared to a working capital deficit of $1,067,088, at December 31, 2013, an increase of $70,572. The increase in working capital deficit is primarily related to an increase in debt financing and operating liabilities.

Loss from operations for the nine months ended September 30, 2014 and 2013, was $107,366 and $1,508,499, respectively. The net loss for the nine months ended September 30, 2014 and 2013, was $174,681 and $1,575,822, respectively. Cash used in operating activities for the nine months ended September 30, 2014 and 2013 was primarily for legal and professional fees.

Going concern

On the Company’s Annual Report on Form 10-K, filed on April 15, 2014, our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 15, 2014.

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

In June 2012, the Company entered into an agreement with the company of one director of the Company for consulting services. Pursuant to the agreement, the professional will provide consulting services to the Company in 2012. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $11,735 for the period ended September 30, 2014, respectively and $11,735 for the period from September 19, 2007 (date of inception) to September 30, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

There were no defaults upon senior securities during the quarter ended September 30, 2014.

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

Dated: November 17, 2014
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer and Chief Financial Officer

