Form 10-K
period 2014-12-31
iGlue, Inc.
filed 2015-03-31
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2014, based on a closing price of $0.38 was approximately $4,558,240.  As of December 31, 2014, there were 11,995,370 shares of the Registrant's Common Stock, par value $0.001 per hare, outstanding.

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

iGlue’s Database

iGlue’s current database contains over 100 million data points, including (i) over 10 million entities, (ii) over 38 million semantic connections, (iii) over 4 million geographical locations, (iv) more than 1.5 million names, and (v) more than 300,000 institutional name entries. We are continuously adding and improving this database and believe we will reach over 1 billion searchable entities by the end of 2016.

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

In addition, the database has several built in automated intelligence functions including (i) automatic discovery of duplicate entities, (ii) automatic detection of semantic inconsistencies among data, (iii) automatic inference technology, and (iv) user behavior based recommendation system. These intelligence functions enable the system to store additional information and update it with user interaction. The system is further supported by the following automated processes:

1.	Web scraping, a computer software technique of extracting information from websites. Usually, such software programs simulate human exploration of the World Wide Web by either implementing low-level Hypertext Transfer Protocol (HTTP), or embedding certain full-fledged web browsers, such as Chrome or Mozilla Firefox;

2.	Machine learning, a scientific discipline concerned with the design and development of algorithms that allow computers to evolve behaviors based on empirical data, such as from sensor data or databases;

3.	Natural language processing, a field concerned with the interactions between computers and human (natural) languages. In essence the machine reads text on websites and strives to “understand” the meaning of the words and the connection between words, much like the human brain does;
6

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

Users Enhance iGlue’s Database

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

Research and Development Activities

For the fiscal years ending December 31, 2014 and 2013, we spent $0 and $0 on research and project development costs, respectively.

To date, research and project development costs include the research and development expenses related to the development, marketing and distribution of the iGlue system.

Employees

Including our Chief Executive Officer, Peter Boros, we had 1 full time employee in 2014 and 1 full time employees in 2013.

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

In their report dated March 31, 2015 our independent auditors stated that our financial statements for the years ended December 31, 2014 and 2013 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

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
10

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

None.

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

Quarter ended	Low Price	High Price

March 31, 2013	$0.11	$3.35
June 30, 2013	$2.90	$2.90
September 30, 2013	$2.90	$2.90
December 31, 2013	$1.00	$2.90
March 31, 2014	$0.02	$0.02
June 30, 2014	$0.02	$2.00
September 30, 2014	$0.02	$2.00
December 31, 2014	$0.12	$2.00

Holders of Our Common Stock

As of March 31, 2015, a total of 11,919,370 shares of our common stock is currently issued and outstanding held by approximately 65 shareholders of record.

Holders of Our Preferred Stock

As of March 31, 2015, there are 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by our former Chief Executive Peter Vasko.

Series A Convertible Preferred Stock

As of March 31. 2015, there were 1,000,000 shares of our Series A Preferred Stock issued and outstanding held by former Chief Executive Officer Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote. As of this filing Mr. Vasko has not converted any of the Series A Preferred.

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

Issuer Purchases of Equity Securities

As of March 31, 2015, we have not purchased any equity securities.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	Year ended
	December 31, 2014	December 31, 2013
Net sales	$—	$—
Gross profit	$—	$—
General and administrative expenses	$111,789	$2,013,288
Loss from operations	$111,789	$2,013,288
Net loss	$(193,826)	$(2,104,727)
Loss per common share – basic and diluted	$(0.02)	$(0.18)

iGlue Revenue

Although we have launched our product, we are currently in a development stage. At this time, we are internationally marketing our technology and have not generated any revenue to date.

Gross Profit

We are currently in a development stage and have not begun our revenue generation strategy as described above. As such, we have not recognized any profit to date.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014, was $111,789 as compared to $2,013,288 for the year ended December 31, 2013.  The $1,901,499 decrease is attributable to the halt on reaserch and development activities and overall reduction in administrative activities in 2014.

Loss from Operations

Loss from operations for December 31, 2014, was $(111,789) as compared to $(2,013,288) for the year ended December 31, 2013.  The decrease of $1,901,499 in operating loss is primarily attributable to the overall pause of operation.

Other expenses

Other expenses consisted of interest expenses accrued on the Company’s liabilities.

Net Loss

Net loss for year ended December 31, 2014, was $ (193,826) or loss per share of $(0.02) as compared to $(2,104,727) or loss per share of $(0.18), for the comparable year ended December 31, 2013.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

The following table summarizes total current assets, liabilities and working capital at December 31, 2014, compared to December 31, 2013.

	December 31, 2014	December 31, 2013	Increase/(Decrease)
Current Assets	$19,436	209,628	$(190,192)
Current Liabilities	$1,191,908	1,276,716	$(84,808)
Working Capital (Deficit)	$(1,172,472)	(1,067,088)	$(105,384)

At December 31, 2014, we had a working capital deficit of $1,172,472 as compared to working capital deficit of $1,067,088 at December 31, 2013, an increase in working capital deficit of $105,384.  The increase of the deficit is attributable to an increase of total liabilities, including accrued interest related to the $750,000 note payable to Park Slope, LLC.

Net cash from operating activities for the year ended December 31, 2014 and 2013 was $5,252 and $3,395 respectively.  The net loss for year ended December 31, 2014 and December 31, 2013 was $(193,826) and $(2,104,727) respectively. The Company’s slight cash surplus in operations was due to fundings from owners in order to improve short term liquidity and settle outstanding payables. The fundig was associated with reduced spendings in operations.

No cash was obtained through financing activities for the year ended December 31, 2014 and for the year ended December 31, 2013.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $(193,826) and modest net cash from operations of $5,252 for the year ended December 31, 2014, and working capital and stockholders’ deficit of $(1,172,472)and $(1,067,088) respectively, at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues and financing may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all, in 2015.

In response to these problems, management has taken the following actions:

-	seek additional third party debt and/or equity financing;

-	continue with the implementation of the business plan;

-	increase revenue through sponsorship and advertising deals.

The following table sets forth our approximate anticipated capital needs, subject to available financing, over the next twelve months:

Salaries, Wages	1,000,000
Operating Expenses	400,000
Office rental/Hungary and US	250,000
Server lease and broadband access	200,000
Legal Expenses	50,000
Public status related	150,000
Equipment	250,000
Patenting	200,000
Research and Development	200,000
Marketing	1,000,000
Conferences	150,000
Travel	150,000
Other	300,000
TOTAL:	4,500,000

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

During the year ended December 31, 2014, there were no private placements, and there were no proceeds received from the exercise of stock options.

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

Cash and Cash Equivalents

As of December 31, 2014 and 2013, consolidated cash and equivalent balances totaled $563 and $3,636, respectively. As of December 31, 2014 the Company’s cash balance is located in jurisdictions outside of the U.S. The Company’s ability to efficiently access cash balances in foreign jurisdictions is subject to local regulatory and statutory requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have four Common Stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. Each Warrant entitles the Holder to purchase from the Company up to 1,000,000 Warrant Shares. As of December 31, 2014, we have four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of our Common Stock.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2014, disclosure controls were not effective because of a material weakness in internal controls over reporting. The Company did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result of the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of December 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2014, internal controls over financial reporting were not effective because the Company had material weaknesses. The Company did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 31, 2015. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Peter Boros	38	Chief Executive Officer and Director	May 23, 2012

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

BOARD NOMINATION PROCEDURE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

					Other	Option
Name and Principal		Salary		Bonus	Compensation	Awards	*Total
Position	Year	($)		($)	($)	($)	($)
Peter Boros	2014 2013 2012	$ $ $	0 0 0	$	$	$	$

EMPLOYMENT CONTRACTS

The Company has not entered into any employment agreements with our officers or directors. The Company intends to enter into employment agreements with our executive officers as we expand our business operations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 31, 2015, our authorized capitalization was 210,000,000 shares of capital stock, consisting of 200,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2015, there were 11,995,370 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. As of March 31, 2015, there were 1,000,000 shares of our Series A Preferred stock all of which are fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders. Each share of Series A Preferred stock entitles its holder to 42 votes on each matter submitted to the stockholders.

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
29

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

Senior Convertible Note

On November 3, 2011, we authorized and issued a senior convertible note (the “Note”) to the order of Park Slope, LLC. The Note is to be paid in full by December 31, 2012 (the “Maturity Date”) and accrues interest on the outstanding amount of the loan at a rate of 12% per annum in one lump sum payable on the Maturity Date. The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 4.3 to the Current Report on Form 8-K filed on November 14, 2011.

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

On December 30, 2014 we extended this senior convertible note to December 31, 2015.

Warrants

We have four Common Stock purchase warrants issued and outstanding each with a term of five years after their issuance date and an exercise price of five dollars ($5.00), seven dollars ($7.00) nine dollars ($9.00) and ten dollars ($10) per share, respectively. Each warrant entitles the holder to purchase from the Company up to 1,000,000 shares of Common Stock. As of March 31, 2015, we have four warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of our Common Stock. The foregoing description of the warrants does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2011.

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

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by the Company’s auditor for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the year ended December 31, 2014 were approximately $19,460.

Aggregate fees billed by the Company’s auditor for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended December 31, 2014 and 2013 were approximately $19,460 and $19,460 respectively.

b.Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2014 and 2013.

Item 15. Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Peter Boros

32.1	Certification pursuant to 18 USC, section 1350 of Peter Boros

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGLUE, INC.

Dated: March 31, 2015	By:	/s/ Peter Boros
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2015	By:	/s/ Peter Boros
Chief Financial Officer
(Principal Financial officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Boros Peter Boros	Chief Executive Officer and Director	March 31, 2015

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND

DECEMBER 31, 2013

IN ACCORDANCE WITH THE ACCOUNTING PRINCIPLES

GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2014	F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and 2013	F-3
Consolidated Statements of Deficiency in Stockholders’ Equity for the two years ended December 31, 2014	F-4 to F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

Report of Independent Public Accounting Firm

Board of Directors and Stockholders

iGlue, Inc. (Hardwired Interactive, Inc.)

(a development stage company)

Budapest, Hungary

We have audited the accompanying balance sheets of iGlue, Inc. (formerly Hardwired Interactive, Inc.), a development stage company, as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and the period from inception (September 19, 2007) to December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

March 31, 2015

BDO Hungary Audit Ltd.

Registration number: 002387

Ferenc Baumgartner
General Manager	Registered Auditor

Chamber Registration Number: 005718

F-1

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

Amounts in USD

		December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash		$563	$3,636
Other receivables	3	18,873	26,023
Total Current Assets		19,436	29,659

Intangible assets, net	4	188	673
Fixed assets, net	5	233	515
Total Non-Current Assets		421	1,188

Total Assets		19,857	30,847

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	103,537	109,457
Note payable	7	750,000	750,000
Other liabilities	8	338,371	237,290
Total Current Liabilities		1,191,908	1,096,747

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 11,919,370 shares issued and outstanding	9	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Unearned compensation		-	(96,000)
Additional Paid-In Capital Deficit accumulated during development stage	9	9,661,926 (12,251,834)	9,661,926 (12,058,008)
Other comprehensive income		105,726	114,051
Total Stockholders’ Deficit		(1,172,051)	(1,065,900)

Total liabilities and stockholders’ deficit		19,857	30,847

March 31, 2015

F-2

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

Amounts in USD

	Notes	For the period ended December 31, 2014	For the period ended December 31, 2013	For the Period from September 19, 2007 (date of inception) to December 31, 2014

Net Sales		$ -	$ -	$ -

Research and development	10	-	-	2,051,802
General administration	11	111,789	2,013,288	9,137,112

Operating expenses		111,789	2,013,288	11,188,914
Loss from operations		(111,789)	(2,013,288)	(11,188,914)
Interest expenses and exchange gains	12	(82,037)	(91,439)	(302,920)
Net loss		(193,826)	(2,104,727)	(11,491,834)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		$(0.02) 11,919,370	$(0.18) 11,599,152

March 31, 2015

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
F-6

iGlue, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Stocks Amount	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Unearned Compensation	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2012	1,312,131	(9,953,281)	9,661,926	(2,064,000)	114,461	(928,763)	(7,617,950)

Amortization of share based compensation				1,968,000		1,968,000
Net loss for the period		(2,104,727)				(2,104,727)	(2,104,727)
Currency Translation Adjustment					(410)	(410)	(410)
Balance at December 31, 2013	1,312,131	(12,058,008)	9,661,926	(96,000)	114,051	(1,065,900)	(2,105,137)
Amortization of share based compensation				96,000		96,000
Net loss for the period		(193,826)				(193,826)	(193,826)
Currency Translation Adjustment					(8,325)	(8,325)	(8,325)
Balance at December 31, 2014	1,312,131	(12,251,834)	9,661,926	-	105,726	(1,172,051)	(202,151)
F-7

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended December 31, 2014	For the period ended December 31, 2013	Cumulative from September 19, 2007 (date of inception) to December 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(193,826)	$(2,104,727)	$(11,491,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	90,000	90,000	284,548
Stock based payments	96,000	1,968,000	9,357,750
Recapitalisation under reverse merger			(10,000)
Depreciation and amortization	625	2,527	53,008

Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	7,150	7,055	(18,873)
(Decrease) Increase in accounts payable other and accrued liabilities	5,303	40,540	157,502

Net cash used in operating activities	5,252	3,395	(1,667,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of non-current assets	-	-	(53,571)
Net cash used in investing activities	-	-	(53,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	-	-	1,616,307
Net cash from financing activities	-	-	1,616,307

Effect of exchange rate changes on cash	(8,325)	(324)	105,726

Net (decrease) increase in cash	(3,073)	3,071	563

Cash at beginning of period	3,636	565	-

Cash at end of period	$563	$3,636	$563
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-	-
Taxes	-	-	-
F-8

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

Since inception through December 31, 2014, the Company had an accumulated deficit of $12,251,834 and net cash used in operations of $1,667,899. However, management of the Company believes that the future funding from the private placement of the Company’s common shares will allow them to continue operations and execute its business plan.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended December 31, 2014, December 31, 2013 and for the period from September 19, 2007 (date of inception) to December 31, 2014.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At December 31, 2014, the Company had no warranty obligations.

Advertising costs:

Advertising and sales promotion expenses are expensed as incurred.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at December 31, 2014 is $105,726.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. At December 31, 2014 and December 31, 2013, respectively, the Company had the following convertible securities outstanding:

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

Recent accounting pronouncements:

There are no new accounting pronouncements that are applicable to the Company.

NOTE 3 - OTHER RECEIVABLES

	December 31, 2014	December 31, 2013

Taxes receivable	18,873	26,023
Deposit given	—	—
Other	—	—

Total	26,023	26,023

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Rights and software	$12,979	$12,979
Total	12,979	12,979
Less: Accumulated amortization	(12,791)	(12,306)
Net intangibles	188	673

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Computers and office equipments	$38,761	$38,761
Total	38,761	38,761
Less: Accumulated depreciation	(38,528)	(38,246)
Net property and equipment	233	515

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31, 2014	December 31, 2013

Accounts payable	$10,937	$72,053
Accrued expenses	92,600	37,404
Total	103,537	109,457

NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the maturity date of December 31, 2012. The accrued loan interest amounts to $284,548 at December 31, 2014.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the Notice of Conversion to the Company.

This Note was extended to December 31, 2015.

NOTE 8 - OTHER LIABILITIES

	December 31, 2014	December 31, 2013

Liabilities to employees	$329	$3,611
Accrued loan interest	284,548	194,548
Other	53,494	39,131
Total	338,371	237,290

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

In June 2012, the Company entered into an agreement with the company of one director for consulting services. According to the agreement the professional provides consulting services to the Company in 2012. In connection with these services, the Company issued to them 15,000 shares of the Company’s common stock. As consideration for such services, the Company issued an aggregate of 15,000 shares of the Company’s common stock. These share issuances were recorded at the fair value of commitment date ($9.25 per share) in the total amount of $138,750 in accordance with measurement date principles prescribed under ASC 505-50 and ASC 718-10. The Company is amortizing the fair value of the shares over the term of the agreement to stock-based compensation expense, which amounted to $0 for the period ended December 31, 2014, respectively and $138,750 for the period from September 19, 2007 (date of inception) to December 31, 2014, in accordance with ASC 505-50 and ASC 718-10.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2014, the Company has four common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. The $5.00, $7.00 and $9.00 warrants entitle the holder to purchase from the Company up to 1,000,000 warrant shares each, while the $10.00 warrant holder can acquire up to 1,500,000 shares. As of December 31, 2014 the Company has four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock.

As of December 31, 2014, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Company’s former President Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such a vote.

The fair value of the liability using Black-Scholes valuation at December 31, 2014 is nil which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

Additional paid in capital related to private placements made by non affiliated individuals in exchange for subsequent registration subject to the reverse stock split. The placements were made in cash and accounted for as an advance.

NOTE 10 - RESEARCH AND DEVELOPMENT (“R&D”)

	For the period ended December 31, 2014	For the period ended December 31, 2013

Server hosting	$—	$—
Translations	—	—
Software development	—	—
Payroll expenses	—	—
Other	—	—
Total	$—	$—

NOTE 11 - GENERAL AND ADMINISTRATION

	For the period ended December 31, 2014	For the period ended December 31, 2013

Material expenses	$—	$—
Stock based compensation	96,000	1,776,000
Cost of services	15,164	21,927
Depreciation and amortization	625	2,527
Other expenses	—	212,834

Total	111,789	2,013,288

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 12 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended December 31, 2014	For the period ended December 31, 2013

Interest expense	90,000	90,007
Interest income	—	—
Exchange loss, net	(7,963)	1,432
Total	$82,037	$91,439

NOTE 13 - SUBSEQUENT EVENTS

None.

