Form 10-Q
period 2015-03-31
iGlue, Inc.
filed 2015-05-15
CIK 1133116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 14, 2015 there were 11,919,370 shares outstanding of the registrant’s common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

Amounts in USD

		March 31, 2015	December 31, 2014

ASSETS

Current Assets
Cash		$525	$563
Other receivables	3	17,602	18,873
Total Current Assets		18,127	19,436

Intangible assets, net	4	89	188
Fixed assets, net	5	193	233
Total Non-Current Assets		282	421

Total Assets		18,409	19,857

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	6	101,879	103,537
Note payable	7	750,000	750,000
Other liabilities	8	357,819	338,371
Total Current Liabilities		1,209,698	1,191,908

Stockholders’ Deficit
Common stock, $0.11 par value; 11,919,370 and 11,919,370 shares issued and outstanding	9	1,311,131	1,311,131
Preferred stock, $0.001 par value 1,000,000 Series A issued and outstanding		1,000	1,000
Preferred stock, $0.001 par value 886,000 Series B issued and outstanding
Additional Paid-In Capital Deficit accumulated during development stage Other Comprehensive Income	9	9,661,926 (12,275,192) 109,846	9,661,926 (12,251,834) 105,726

Total Stockholders’ Deficit		(1,191,289)	(1,172,051)

Total liabilities and stockholders’ deficit		18,409	19,857

May 15, 2015

3

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Amounts in USD

	Notes	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Net Sales		$-	$-

Research and development		0	0
General administration	10	1,166	51,932

Operating expenses		1,166	51,932
Loss from operations		(1,166)	(51,932)
Interest expenses and exchange gains	11	(22,192)	(22,192)
Net loss		(23,358)	(74,124)
Basic loss per share Weighted average number of shares outstanding – Basic and diluted		(0.00) 11,599,152	(0.06 11,599,152

May 15, 2015

4

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

Amounts in USD

	Common and Preferred Stocks	Accumulated Deficit During Developmental Stage	Additional Paid In Capital	Other Comprehensive Income	Total	Comprehensive Income/ (Loss)

Balance at December 31, 2014	1,312,131	(12,251,834)	9,661,926	105,726	(1,172,051)	(202,151)

Net loss for the period		(23,358)			(23,358)	(23,358)
Currency Translation Adjustment				4,120	4,120	4,120
Balance at March 31, 2015	1,312,131	(12,275,192)	9,661,926	109,846	(1,191,289)	(221,389)
5

iGlue, Inc. (formerly Hardwired Interactive, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Amounts in USD

	For the period ended March 31, 2015	For the period ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(23,358)	(74,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest accrued	22,192	22,192
Stock based payments	-	48,000
Recapitalisation under reverse merger
Depreciation and amortization	116	247
Changes in operating assets and liabilities:
(Increase) Decrease in other current assets	1,271	(1,655)
(Decrease) Increase in accounts payable other and accrued liabilities	(4,379)	2,706

Net cash (used)/surplus in operating activities	(4,158)	(2,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	0	0
Net cash used in investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders	0	0
Net cash from financing activities	0	0

Effect of exchange rate changes on cash	4,120	2,395

Net (decrease) increase in cash	(38)	(239)

Cash at beginning of period	563	3,636
Cash at end of period	$525	$3,397
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-
6

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

Going Concern and Management’s Plan

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $122,275,192 and negative working capital of $(1,191,571). The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company although no specific plans or commitments are currently in place.  Amounts raised will be used for further development of the Company’s product, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for financial information have been condensed pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading as of and for the periods ended March 31, 2015, March 31, 2014 and for the period from September 19, 2007 (date of inception) to March 31, 2015.

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

Product warranty:

The Company accrues for warranty obligations for products sold based on management estimates, with support from sales, quality and legal functions, of the amount that eventually will be required to settle such obligations. At March 31, 2015 the Company had no warranty obligations..

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

Comprehensive Income (Loss):

ASC 220-10-25, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Accumulated other comprehensive income, at March 31, 2015 is $109,846.

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

Loss per Share:

Under ASC 260-10-45, “Earnings Per Share”, basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per common share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. There were no common stock equivalents or potentially dilutive securities outstanding during the periods ended March 31, 2015 and March 31, 2014, respectively. Accordingly, the weighted average number of common shares outstanding for the periods ended March 31, 2015 and March 31, 2014, respectively, is the same for purposes of computing both basic and diluted net income per share for such years.

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

 Recent Accounting Pronouncements:

There are no recent accounting pronouncements affecting the Company.

NOTE 3 - OTHER RECEIVABLES

	March 31, 2015	December 31, 2014

Taxes receivable	$17,602	$18,873

Total	17,602	18,873

NOTE 4 - INTANGIBLE ASSETS

Intangibles consisted of the followings at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Rights and software	$12,979	$12,979
Total	12,979	12,979
Less: Accumulated amortization	(12,890)	(12,791)
Net intangibles	89	188

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - FIXED ASSETS

Net property and equipment consisted of the followings at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Computers and office equipments	$38,761	$38,761
Total	38,761	38,761
Less: Accumulated depreciation	(38,568)	(38,528)
Net property and equipment	193	233

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2015	December 31, 2014

Accounts payable	$10,200	$10,937
Accrued expenses	91,679	92,600
Total	101,879	103,537

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

 NOTE 7 - NOTE PAYABLE

On November 3, 2011, the Company authorized and issued a debenture to the order of Park Slope, LLC.  The debenture must be paid in full by the maturity date and accrued interest on the outstanding amount of the loan at a rate of twelve percent (12%) per annum in one lump sum payable on the original maturity date of December 31, 2012. The Note was extended to December 31, 2015. The accrued loan interest amounts to $306,740 at March 31, 2015.

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

At any time between the original issue date and the maturity date (December 31, 2015) unless previously repaid by the Company, this Debenture shall be convertible into shares of common stock of the Company, par value $0.001 per share, at the option of the holder, in whole or in part. The holder shall effect conversions by delivering to the Company the form of Notice of Conversion specifying therein the amount of the loan plus interest to be converted. The date which the Company receives the Notice of Conversion shall be the conversion date.

On any conversion date, the loan, or any portion thereof, is convertible into shares of the Company’s common stock at a conversion price equal to the average of the immediately preceding three closing bid prices prior to receipt by the Company of the Notice of Conversion to the Company.

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 - OTHER LIABILITIES

	March 31, 2015	December 31, 2014

Liabilities to employees	$2,900	$329
Accrued loan interest	306,740	284,548
Other	48,179	53,494
Total	357,819	338,371

NOTE 9 - STOCKHOLDERS’ EQUITY

Stock based compensations

The Company does not currently have any outstanding options.

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

As of March 31, 2015, the Company has four common stock purchase warrants each with a term of five years after their issuance date and an exercise price of $5.00, $7.00, $9.00 and $10.00 per share, respectively. The $5.00, $7.00 and $9.00 warrants entitle the holder to purchase from the Company up to 1,000,000 warrant shares each, while the $10.00 warrant holder can acquire up to 1,500,000 shares. As of December 31, 2012 the Company has four Warrants outstanding that are exercisable for an aggregate of up to 4,500,000 shares of its common stock.

As of March 31, 2015,, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding held by the Company’s former President Peter Vasko. Commencing on January 1, 2013, and continuing until December 31, 2017, Mr. Vasko may convert 200,000 shares of Series A Preferred Stock per calendar year into shares of Common Stock at the conversion ratio of 3,000,000 shares of Common Stock for each 200,000 shares of Series A Preferred Stock. Mr. Vasko is entitled to vote together with the holders of the Common Stock and has 42 votes for every share of Series A Preferred Stock held by Mr. Vasko at the time Mr. Vasko may make such vote.

The fair value of the liability using Black-Scholes valuation at March 31, 2015 is nil which is classified at short term liabilities. The fair value of the liability is established as a Level 3 fair value measurement.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - GENERAL AND ADMINISTRATION

	For the period ended March 31, 2015	For the period ended March 31, 2014

Material expenses	$—	$—
Stock based compensation	—	48,000
Cost of services	1,050	3,685
Depreciation and amortization	116	247
Other expenses

Total	1,166	51,932

iGlue, Inc. (formerly Hardwired Interactive, Inc).

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11 - FINANCIAL EXPENSES AND GAINS, NET

	For the period ended March 31, 2015	For the period ended March 31, 2014

Interest expense	$22,192	$22,192
Interest income	—	—
Exchange gains, net	—	—
Total	22,192	22,192

NOTE 12 - SUBSEQUENT EVENTS

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

As of March 31, 2015, the Company has completed development of iGlue and has released its first version to the general public. As of March 31, 2015 we have removed iGlue from the public website because of server relocation and redesign of some of its functions based on user feedback. We plan on relaunching the application in Q2 of 2015. Upon relaunch we will focus on international expansion and growth of our product.

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

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the Three Months Ended March 31,		September 19, 2007 (inception) through March 31,
	2015	2014	2015
Net sales	$—	—	—
Gross profit	$—	—	—
General and administrative expenses	$1,166	51,932	9,138,278
Loss from operations	$1,166	51,932	11,190,080
Interest Expenses and Exchange Gains	$22,192	22,192	325,112
Net loss	$23,358	74,124	11,515,192

Revenue

For the three months ended March 31, 2015 and 2014, the Company had no revenues.

Research and development

For the three months ended March 31, 2015 and March 31, 2014 research and development expenses were nil . The Company ceased researched and development activities in 2013.

General, selling and administrative expenses

For the three months ended March 31, 2015 general, selling and administrative expenses were $1,166 as compared to $51,932 for the three months ended March 31, 2014. Decrease in General, selling and administrative expenses are attributable toshare based payments made in the amount of USD 48,000 by March 31, 2014

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Current Assets	$18,127	$19,436
Current Liabilities	$1,209,698	$1,191,908
Working Capital Deficit	$1,191,571	$1,172,472

At March 31, 2015, the company had a working capital deficit of $1,191,571, as compared to a working capital deficit of $1,172,472, at December 31, 2014, an increase of $19,099. The increase in working capital deficit is primarily related to an increase in debt financing and operating liabilities.

Loss from operations for the three months ended March 31, 2015 and 2014, was $1,166 and $51,932, respectively. The net loss for the three months ended March 31, 2015 and 2014, was $23,358 and $74,124 respectively. Cash used in operating activities for the three months ended March 31, 2015 and 2014 was primarily for legal and professional fees.

Going concern

On the Company’s Annual Report on Form 10-K, filed on April 15, 2015, our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls are not effective due to the material weakness in internal control over financial reporting disclosed in our annual report on Form 10-K for the year ended December 31, 2014

(b) Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2015.

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

Dated: May 15, 2015
	By:	/s/ Peter Boros
		Name:	Peter Boros
		Title:	Principal Executive Officer and Chief Financial Officer

